Form 10QSB
period 1997-09-30
WOLF INDUSTRIES INC
filed 1997-11-14
CIK 1040482

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:   September 30, 1997

Or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number:  0-22723

WOLF INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

NEVADA                                             98-0171619
(State of incorporation)                        (IRS Employer ID No.)

4020, 7 Street, SE
Calgary, Alberta, Canada T2G 2Y8
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (403) 543-0970

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No  X
   -----  -----

     As of November 11, 1997, the Registrant had 10,582,300 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes     No  X
   -----  -----

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     Part I   Financial Information
     ------------------------------

Item 1   Financial Statements.







                          WOLF INDUSTRIES INC.

                INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           For the three month period ended September 30, 1997

                               (Unaudited)

                          WOLF INDUSTRIES INC.

                       CONSOLIDATED BALANCE SHEET

                                  As at

                               (Unaudited)

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1997           1996
                                                 ----------     ----------

                                 ASSETS
CURRENT
     Cash and short-term deposits                $    9,413     $   58,625
     Accounts receivable                             85,472        117,519
     Inventory                                       63,128         36,593
     Prepaid expenses                                 6,991          9,369
                                                 ----------     ----------

                                                    165,004        222,106

CAPITAL                                             267,671        271,258

EXCESS OF COST OVER NET IDENTIFIABLE
 ASSETS ACQUIRED                                    233,450        248,357
                                                 ----------     ----------

                                                 $  666,125      $ 741,721
                                                 ==========      =========

                               LIABILITIES

CURRENT
     Demand bank loan                            $   76,020       $ 65,430
     Accounts payable and accrued
      liabilities                                   111,067        112,380
     Income taxes payable                             2,478         15,653
     Current portion of long-term debt               25,517        126,265
                                                 ----------     ----------

                                                    215,082        319,728

LONG-TERM DEBT                                      177,510        109,807
                                                 ----------     ----------

                                                    392,592        429,535
                                                 ----------     ----------

                          SHAREHOLDERS' EQUITY

COMMON SHARES                                       322,918        307,330

RETAINED EARNINGS (DEFICIT)                         (49,385)         4,856
                                                 ----------     ----------

                                                    273,533        312,186
                                                 ----------     ----------

                                                 $  666,125     $  741,721
                                                 ==========     ==========



                                                   SEE ACCOMPANYING NOTES

                          WOLF INDUSTRIES INC.

         INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

           For the three month period ended September 30, 1997

                               (Unaudited)

                            COMMON SHARES       ADDITIONAL
                        ---------------------     PAID-IN     RETAINED
                         SHARES       AMOUNT      CAPITAL     EARNINGS      TOTAL
                        --------     --------     --------    --------     -------

BALANCE, beginning
 of period              10,532,300   $   10,532   $ 314,298   $ (18,919)  $ 305,911

COMMON SHARES ISSUED:
  Proceeds                  50,000           50      24,950        -         25,000
  Balance of issue costs      -            -        (26,912)       -        (26,912)

NET LOSS                      -            -           -        (30,466)    (30,466)
                        ----------   ----------   ---------   ---------   ---------

BALANCE, end of period  10,582,300   $   10,582   $ 312,336   $ (49,385)  $ 273,533
                        ==========   ==========   =========   ==========  =========









                                                   SEE ACCOMPANYING NOTES

                          WOLF INDUSTRIES INC.

          INTERIM CONSOLIDATED STATEMENT OF EARNINGS (LOSS) AND
                       RETAINED EARNINGS (DEFICIT)

                               (Unaudited)

                                    THREE MONTHS   NINE MONTHS    YEAR
                                        ENDED         ENDED       ENDED
                                    SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                        1997          1997         1996
                                     ----------    ----------   ----------

REVENUE
  Product sales                      $   96,594    $  326,058   $  145,889
  Cost of goods sold                     45,622       164,449       75,723
                                     ----------    ----------   ----------

GROSS MARGIN                             50,972       161,609       70,166
                                     ----------    ----------   ----------

EXPENSES
  Amortization                           14,190        45,520       12,440
  Administration and marketing           41,570        99,738       11,613
  Executive compensation                 13,032        35,562       16,708
  Interest on long-term debt              4,199         9,472        1,478
  Rent                                   13,447        35,358       11,571
                                     ----------    ----------   ----------

                                         86,438       225,650       53,810
                                     ----------    ----------   ----------

EARNINGS (LOSS) FROM OPERATIONS         (35,466)      (64,041)      16,356

INCOME TAXES (RECOVERED)                 (5,000)       (9,800)      11,500
                                     ----------    ----------   ----------

NET EARNINGS (LOSS)                     (30,466)      (54,241)       4,856

RETAINED EARNINGS, beginning
 of period                              (18,919)        4,856         -
                                     ----------    ----------   ----------

RETAINED EARNINGS (DEFICIT),
 end of period                       $  (49,385)   $  (49,385)  $    4,856
                                     ==========    ==========   ==========









                                                   SEE ACCOMPANYING NOTES

                          WOLF INDUSTRIES INC.

               INTERIM CONSOLIDATED STATEMENT OF CASH FLOW

                               (Unaudited)

                                    THREE MONTHS    NINE MONTHS     YEAR
                                        ENDED          ENDED        ENDED
                                    SEPTEMBER 30,  SEPTEMBER 30, DECEMBER 31,
                                        1997            1997        1996
                                     ----------    ----------    ----------

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
  Net earnings (loss)                 $ (30,466)  $   (54,241)  $    4,856
  Amortization                           14,190        45,520       12,440
                                     ----------    ----------   ----------
                                        (16,276)       (8,721)      17,296

  Changes in working capital:
     Accounts receivable                    280        32,059       15,073
     Inventory                           (8,259)      (26,535)      16,797
     Prepaid expenses                     5,479         2,378       (5,821)
     Demand bank loan                   (14,855)       10,590       65,430
     Accounts payable                   (18,914)       (1,313)      58,434
     Income taxes payable                (8,387)      (13,187)      11,500
                                     ----------    ----------   ----------

                                        (60,932)       (4,729)     178,709
                                     ----------    ----------   ----------

FINANCING ACTIVITIES
  Issue of common shares                 25,000        42,500      348,650
  Share issue costs                     (26,192)      (26,912)     (41,320)
  Repayments of long-term debt         (136,022)     (177,845)     134,500
  Advances on long-term debt            144,800       144,800       (7,477)
                                     ----------    ----------   ----------

                                          6,866       (17,457)     434,353
                                     ----------    ----------   ----------

INVESTING ACTIVITIES
  Purchase of capital assets             (2,526)      (22,526)    (663,487)
  Purchase of 418297 Alberta
     Ltd. (o/a Calgary
     Chemicals)                            -           (4,500)     109,050
                                     ----------    ----------   ----------

                                         (2,526)      (27,026)    (554,437)
                                     ----------    ----------   ----------

INCREASE (DECREASE) IN CASH             (56,592)      (49,212)      58,628

CASH, beginning of period                66,005        58,625         -
                                     ----------    ----------   ----------

CASH, end of period                  $    9,413    $    9,413   $   58,625
                                     ==========    ==========   ==========









                                                   SEE ACCOMPANYING NOTES

                          WOLF INDUSTRIES INC.

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           For the three month period ended September 30, 1997

                               (Unaudited)



NOTE 1    -    PRESENTATION

               The financial statements contain all adjustments which management consider necessary to keep the statements from being misleading.


NOTE 2    -    SUBSEQUENT EVENT

               On November 7, 1997, the holders of the vendor take-back loan converted the remaining balance into 77,416 common shares of the Corporation.


NOTE 3    -    COMPARATIVE FIGURES

               Wolf Industries Inc. primary business activity is carried out through its wholly-owned subsidiary, 418297 Alberta Ltd. (o/a Calgary Chemicals).

               Wolf Industries Inc. acquired 418297 effective October 1, 1996, consequently, no comparative figures have been disclosed.

               The comparative financial statements for the year ended December 31, 1996, contain the results of the corporation and its wholly-owned subsidiary, 418297 from the date of acquisition.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

     (a)  Liquidity

     In the quarter the Company made significant strides toward improving its liquidity. The Company obtained $144,800 of long term debt financing. The net proceeds were used to replace $110,100 of existing bank debt and $34,700 for working capital. The new facility requires a monthly principal repayment of $2,900 while the previous facility required a monthly principal repayment of $3,700.

     (b)  Capital Resources

     The Company's current financial condition has improved. While the Company incurred a cash loss in the period of $16,276, its capital resources improved by refinancing its primary long-term debt facility. Subsequent to September 30, 1997, the Company converted a vendor take back loan of $58,300 into 77,416 common shares. (SEE: Other Information, below).


     (c)  Results of Operations

     For the three months ending September 30, 1997, the Company incurred a net loss of $30,466 and now has a net loss for the nine months ending September 30, 1997, of $54,241. Sales for the quarter ended September 30, 1997, were $96,594 down $9,507 and $26,769 for the quarters ending June 30, 1997 and March 31, 1996, respectively.

     The Company continues to have underutilized plant capacity.

     Part II - Other Information
     ---------------------------

Item 1 - Legal Proceedings.

     There are no proceedings to report.

Item 2. - Changes in Securities.

     There are no changes to report.

Item 3. - Default Upon Senior Securities.

     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security holders during the third quarter.

Item 5. - Other Information.

     On or about November 7, 1997, the Registrant was notified by the sellers of the predecessor company, Calgary Chemical, Mr. J.T. Bell and Mr. Bill Bell (collectively, "the Bells" herein) that under the Share Purchase Agreement dated August 28, 1996, among the Bells and Wolf Exploration Inc. (the name was changed to the Registrant's name on March 26, 1997) that the Bells intended to convert the balance of their Vendor Take-Back Loan ($65,000.00 Canadian) as of November 7, 1997 into shares of Wolf Industries Inc. at the price of $.60 per share. The price per share was determined by a formula as set forth on Schedule "D" to the Share Purchase Agreement as
1.2 times the last private placement price, which occurred in April 1997, at $.50 per share. The Vendor Take-Back Loan of $65,000.00 Canadian is equivalent to $46,449.00 U.S. and equates to 77,416.00 shares of the Registrant's Common Stock. The Registrant issued shares to the Bells in reliance upon Regulation "S" (Rule 901 et seq.) to exempt the transaction from the registration provisions (section 5 (a through c) of the Securities Act of 1933.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WOLF INDUSTRIES INC.
Dated:  November 14, 1997
                              /s/Blair Coady
                              Blair Coady
                              President, Secretary and Treasurer

                              /s/James Donaldson
                              James Donaldson
                              Director

                              /s/John Edward Kenneth Grove
                              John Edward Kenneth Grove
                              Director