Form 10KSB40
period 1997-12-31
WOLF INDUSTRIES INC
filed 1998-03-31
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                          WOLF INDUSTRIES INC.
             (Name of Small Business Issuer in its Charter)

Nevada                             E.I.N. 98-0171619
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

4020, 7 Street, SE
Calgary, Alberta, Canada                     T2G 2Y8
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number: (403) 543-0970

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Title of each class           Name of each exchange on which
                                     each class is registered

     Common Stock                  OTC Electronic Bulletin Board

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----  -----

     Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

     Issuer's operational revenues for its most recent fiscal year ending December 31, 1997, are $444,192. The aggregate market value based on the voting stock held by non-affiliates as of March 30, 1997, is $5,983,440 (based on shares and on an average of bid and asked prices of $.56).

Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS

     (a)  BUSINESS DEVELOPMENT
          --------------------

Wolf Industries Inc. (the "Company") was incorporated on January 24, 1996, pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire property for precious metal exploration in the Western United States. However after considering several properties, the Company determined that the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996, the Company changed management and developed a new business plan.

In October 1996, Wolf Exploration entered into an agreement with Bill Bell and J.T. Bell (not related) to acquire all of the outstanding common stock of 418297 Alberta, Ltd. operating as Calgary Chemical. The consideration paid was $620,500 (U.S.). The two "numbered companies were combined with 71467 Alberta Ltd. continuing in operation. The Company continues the business of Calgary Chemical as its activities are targeted to the oil and gas service industry through a wholly owned subsidiary operating as Calgary Chemical.

In March 1997, the name was changed to Wolf Industries Inc. to reflect these developments. The Company does not have any plans, proposals, arrangements or understandings with respect to future acquisitions.

     (b)  BUSINESS OF THE ISSUER
          ----------------------

          CALGARY CHEMICAL
          ----------------

Wolf Industries Inc. carries out its present operations through a wholly owned subsidiary company 714674 Alberta Ltd., operating as Calgary Chemical. Calgary Chemical began operations in 1989 and has experienced steady growth. In the fiscal year ending July 1996, its gross revenue was Can. $1,029,150 (U.S. $744,345), with an operating profit before compensation to the former owners and income taxes of approximately Can. $310,000 (approximately U.S. $227,850).

The Company was founded in 1988 by William Bell, who had worked for NOWSCO, a Canadian worldwide provider of services to oil and gas exploration firms. Mr. Bell directed the creation of NOWSCO's in house custom blending operations. Mr. Bell created Calgary Chemical because he perceived a unique market niche for a company capable of custom blending oil and gas lubricants for production companies.

Thus, Calgary Chemical's primary service is the custom blending of chemicals for application in the production of oil and gas. The Company provides dewaxing chemicals, scale inhibitors and demulsifying agents and lubricants to its customers throughout Western Canada. In addition to providing a custom blending service, Calgary Chemical carries quantities of certain basic liquids, such as zylene, methanol and kerosene, in stock for the immediate use of its customers and also provides a storage service to its customers for their own blended products.

The manner of the relationship among the Company and its customer is that the custom blends are demanded by the production company whose ingredients are subject to a confidentiality agreement in place. Formulas are proprietary to the end-users. Raw materials are delivered to Calgary Chemical who then provides the service of blending the formulas and producing the finished product. It does not provide any chemical production facilities. Nor does Calgary Chemical ship the finished products. This is done by independent shippers.

The blending process was designed by the Company. In addition to the blending and storage facility and office space, the Company has its own laboratory facilities for testing its product and supporting customers' special needs.

The raw materials used by the Company historically have been readily available from a number of different suppliers. The pricing of these raw materials historically has not been volatile, and the Company has no significant supply contracts extending into the future.

The products used by the Company are toxic and some are hazardous, which requires the Company to comply with local and provincial environmental and fire protection standards. The Company takes strict precautions to maintain compliance with regulatory environmental and safety standards. In addition the Company is going to seek ISO 9002 certification.

The Company's current customer list comprises the majority of those that have been customers since the Company's inception. The commitment to servicing this customer base has resulted in customer loyalty, built through the confidentiality with which each customer's recipes for chemical blending are treated, combined with an accurate and timely service delivery.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's principal office is located at 4020, 7 Street, S.E., Calgary, Alberta T2G 2Y8; phone no. (403) 543-0970; facsimile no. (403) 543-0977.
These premises are leased. The premises consist of an industrial warehouse of 12,100 square feet, of which 1,750 is used as office space, and are subject to a lease that expires December 31, 2001. The Company owns its own blending and storage equipment, together with forklift trucks for use on the Company's premises.


ITEM 3.   LEGAL PROCEEDINGS.

There are no legal proceedings involving the Company or its management.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS.

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                 PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     (a)  MARKET INFORMATION
          ------------------

Since December 15, 1997, the Company's stock has been listed for sale on the OTC Electronic Bulletin Board. As of December 31, 1997, there was one stock brokerage firm making a market in the Company's Common Stock. (As of March 31, 1998, there are three firms making a market). The high bid and low asked prices of the Common Stock of the Company have been as follows:

Quarter ending: December 31, 1997
High Bid Per Share: $2.00
Low Ask Per Share:  $2.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     (b)  HOLDERS
          -------

There were 66 holders of the Company's Common Stock as of December 31, 1997. Additionally, there were three holders of 75,000 shares of the Company's Common Stock whose certificates are restricted. These three holders are not affiliates of the Company.

     (c)  DIVIDENDS
          ---------

The Company has paid no dividends to date on its Common Stock. The Company reserves the right to declare a dividend when operations merit.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

All of the figures contained in this Item 6. are in U.S. dollars computed at a $0.735 exchange rate of CN $1.00 for fiscal years ended December 31, 1996 and December 31, 1996.

     (a)  Results of Operation

The Company's revenue from product sales for the year ended December 31, 1997, was $444,192. Revenue from product sales for the fiscal year ended December 31, 1996, was $145,889. However, this only represents the sales of the Company's wholly owned subsidiary, 714674 Alberta, Ltd., doing business as Calgary Chemical from September 30, 1996 (the date of the acquisition of Calgary Chemical) to December 31, 1997. Cost of goods sold were

$227,240 and $75,723 for the fiscal years ended December 31, 1997, and 1996, respectively with the later only showing the last quarter sales of Calgary Chemical. This results in gross margins of $216,952 (48% of sales) and $70,166 (48% of sales) for the periods respectively.

Sales and gross margins for the two fiscal years have remained approximately the same and do not yet reflect the Company's increased marketing efforts. the Company expects that these revenues will continue and sales margins may increase as the Company's business and accounting practices continue to impact its operations. The Company expects to increase revenue without further capital investment, as a result of implementation of its marketing plan and presently underutilized facilities. Consistent with Management's prior expectations, revenue for the first quarter of 1998, will show an increase of approximately 100% over revenues for the similar period of 1997.

General and administrative expenses for the fiscal year ended December 31, 1997, were $157,926. These expenses have increased substantially from that of Calgary Chemical's operations due to increases in administrative staff, the legal and accounting expense of being a public company, and increase in the Company's insurance coverage. While general and administrative expenses are expected to remain at theses levels, Management believes that the increased revenues and the steady gross margin will be sufficient to pay all of the Company's expenses and produce profits.

     (b)  Capital Resources

The Company's current financial condition is stable. The Company has raised additional capital through the sale of securities during the fiscal year ended December 31, 1997. In September 1997, the Company sold 50,000 shares at $.50 per share. The Company received $25,000. Presently, the Company has no current plans to raise additional funds through a securities offering. During the fiscal year ended December 31, 1996 the Company conducted two private placements of common stock. In January 1996, $100,000 ($0.01 per share) was raised by selling 10,000,000 share of common stock pursuant to a Regulation 504 offering. In November 1996, Wolf Industries Inc. raised an additional $266,150 ($.50 per share) by selling 532,300 shares of common stock also in reliance upon Regulation D, Rule 504.

The Company has not expended funds on research and development. The Company does not have any commitments for capital expenditures and does not anticipate any short term need to make capital expenditures in order to maintain and increase operations.

     (c)  Liquidity

The Company has good banking relationships and credit-worthiness. In June 1997, the Company restructured its long term debt which resulted in the $169,327 of long term debt. In November 1997, the former owners of the Company's wholly owned subsidiary converted the remaining balance of the acquisition debt ($46,449) into 77,416 shares of the Company's common stock.

The Company also realizes cash flow from operations. Historically, this cash flow has been sufficient to meet current cash demands. The Company expects that increasing revenue will provide sufficient liquidity for the Company to continue its planned development. The Company will investigate asset based bank financing or equity based financing for capital expansion as and when necessary, but these cash resources are not needed for current cash needs.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.
The principal accountants' report on the financial statements of the fiscal years 1996 and 1997 contained no adverse opinions, nor a disclaimer of opinion, nor was qualified as to uncertainty, audit scope, or accounting principles.

                                PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

The following are the names, positions, municipalities of residence and relevant backgrounds of key personnel of the Corporation.

BLAIR COADY -(Age 56). Director, President and Secretary, Calgary, Alberta.
     OCTOBER 1992 THROUGH MARCH 1995. Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.
     1985-1992. Chairman and Director of Calto Industries Ltd., a Canadian corporation engaged in biomedical waste remediation and solvent recycling.
     1978-1984. Director; 1978-1982 President of Terato Resources Ltd., a Canadian public corporation engaged in the exploration, development and production of oil and gas in Western Canada and the Southern United States.
     1966-1976. Partner, Director and Vice President in Bongard, Leslie & Co., Ltd. a Canadian Investment Dealer and Brokerage firm.

JOHN EDWARD KENNETH GROVE - (Age 42). Director, Chairman of the Audit Committee and Consultant, Calgary, Alberta.
     SEPTEMBER 1994 TO PRESENT. Mr. Grove is Vice President, Vestiture Corporation, a merger, acquisition and corporate finance firm.
     APRIL 1991 TO AUGUST 1994. Mr. Grove was with Armada Development Group and responsible for leasing 150,000 square feet of new strip mall development.
     JUNE 1988 TO AUGUST 1991. Mr. Grove was President and Director of CR-3 Express Ltd., a refrigerated transportation company which he created, developed to an annual gross sales level of 7 million dollars and then sold the company.
     JULY 1985 TO FEBRUARY 1988. Mr. Grove was President and Director of Hurricane Hydrocarbons Ltd., a public company of which he was one of the founders and which he developed to a level of $600,000 gross revenue per annum.
     JULY 1983 TO JULY 1985. Mr. Grove was General Manager of Slant Systems Ltd., a private oil and gas drilling company.
     DECEMBER 1980 TO JUNE 1983. Mr. Grove was with H.C.I. Holdings Ltd. of Toronto as an oil and gas analyst for that company and also Elliot and Page.
     SEPTEMBER 1978 TO NOVEMBER 1980. Bastion Drilling Ltd., President and Director. Mr. Grove graduated from the University of Alberta in 1978 with a Bachelor of Commerce Degree.


JAMES DONALDSON - (Age 36).  Director, Vancouver, British Columbia.
     1991 TO PRESENT. Donegal Developments Ltd., Vancouver, B.C., Project Manager. Mr. Donaldson supervises property evaluation programs throughout the western hemisphere for this mining company.

     1993-1995. Nicholson & Associates, Vancouver, B.C., Project Manager/Exploration Technician. Mr. Donaldson supervised mining exploration programs throughout the western hemisphere for this mining company.
     1987-1994. Goldon Mining Ltd., Delta, B.C., Geophysical Technician. Mr. Donaldson performed geophysical surveys on mineral exploration properties throughout Canada.
     1985-1987. Freegold Recovery Inc., Vancouver, B.C., Mill Technician/Geotechnician. Mr. Donaldson installed gravity concentrating systems and conducted testing at various mining operations.
     1984-1985. Erana Mines Ltd., Lively, Ontario, Mill Technician. Mr. Donaldson was responsible for installing, operating and maintaining production plant equipment for this mining company.


     (b)  SIGNIFICANT EMPLOYEES.
          ---------------------

IAN BUBIS - (Age 27). Calgary Chemical Plant Manager, Calgary, Alberta, 1994 to present. Mr. Bubis has extensive experience in the blending of chemical formula and related plant operations. Mr. Bubis is an original employee of Mr. Bill Bell, the founder of the Company. From 1990 to 1994, Mr. Bubis was a self employed Equestrian Trainer.

ITEM 10.  EXECUTIVE COMPENSATION.

     (a)  SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)
          --------------------------

Mr. Coady received $4,380 of compensation per month for fiscal year 1997. No other cash compensation was granted or paid in the fiscal year ended December 31, 1997.

     (b)  OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
          ---------------------------------------------------------

The Company has a Management Stock Option Plan, described below. There have been no other options granted.

     (c)  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
          --------------------------------------------------------------
          OPTION/SAR VALUES
          -----------------

There have been no exercises in the past fiscal year.

     (d)  LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR
          -------------------------------------------------------

In November 1996, the Company adopted the Wolf Exploration Inc. 1996 Directors and Officers Stock Option Plan (the "Plan") for its officers, directors, key personnel and consultants of the one million shares contributed to the Plan, Mr. Coady in November 1996, was awarded a five year option to acquire 700,000 at $0.50 per share. In March 1997, Mr. Grove received 150,000 options at $0.50 per share. Mr. Donaldson was awarded 75,000 options at $0.50 per share in November 1996. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to its Directors, Officers, Employees and Consultants the opportunity to acquire a propriety interest in the Company by the grant of Options.

Stock options at $.50 per share were granted under the Plan in fiscal year 1997 to five other individuals. Ian Bubis, an employee of the Company, was granted an option to purchase 15,000 shares. Steve Fiwchuck, an employee, was granted an option to purchase 5,000 shares. Bruce Ulmer, William Bell and J.T. Bell acted as consultants to the Company and each was granted an option to purchase 5,000 shares. Each of the five options expires November 30, 2001.

     (e)  COMPENSATION OF DIRECTORS
          -------------------------

          1.   Standard Arrangements
               ---------------------

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

          2.   Other Arrangements
               ------------------

There are no other arrangements.

     (f)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE IN
          -------------------------------------------------------------
          CONTROL ARRANGEMENTS
          --------------------

Pursuant to a five year employment agreement dated October 1,1 996, Mr. Coady receives a salary of $52,560 per annum and three weeks of paid vacation per annum.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of December 31, 1997 unless otherwise noted. The number of shares beneficially owned is deemed to include shares of Common Stock which directors or officers have a right to acquire pursuant to the exercise options within sixty days of December 31, 1997. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
          -----------------------------------------------


                                              Number          Percentage
Name and Address                             of Shares         of Class
----------------                            ----------        ----------

John Donaldson (1)                           2,150,000           20.4%
329 Brill Road, RR#1
Foster, Quebec
T2J 3N6, Canada

Chen Jih Hwee                                  900,000            8.5%
c/o Monarch Consulting Services, Inc.
7th Floor, Kalaw-Ledesma Condo.
117 Gamboa St., Legaspi Village
1229 Makati City, Metro Manila
Philippines

Clive P. H. Ng                                 900,000            8.5%
c/o Monarch Consulting Services, Inc.
7th Floor, Kalaw-Ledesma Condo.
117 Gamboa St., Legaspi Village
1229 Makati City, Metro Manila
Philippines

Ernesto Geromino                               900,000            8.5%
c/o Monarch Consulting Services, Inc.
7th Floor, Kalaw-Ledesma Condo.
117 Gamboa St., Legaspi Village
1229 Makati City, Metro Manila
Philippines

Cheng Ming Lee                                 900,000            8.5%
c/o Monarch Consulting Services, Inc.
7th Floor, Kalaw-Ledesma Condo.
117 Gamboa St., Legaspi Village
1229 Makati City, Metro Manila
Philippines

Shiew Ming Moo                                 900,000            8.5%
c/o Monarch Consulting Services, Inc.
7th Floor, Kalaw-Ledesma Condo.
117 Gamboa St., Legaspi Village
1229 Makati City, Metro Manila
Philippines

(1) Does not include 147,300 shares beneficially owned by his son, James Donaldson, a Director of the Registrant for which John Donaldson disclaims any beneficial ownership.


     (b)  SECURITY OWNERSHIP OF MANAGEMENT.
          --------------------------------

                                  Shares        Percentage of Class

Blair Coady                       700,000 (1)           6.6%
4020, 7 Street, SE
Calgary, Alberta, Canada

John Grove                        150,000 (2)           1.4%
4020, 7 Street, SE
Calgary, Alberta, Canada

James Donaldson                   147,300 (3)           1.4%
4020, 7 Street, SE
Calgary, Alberta, Canada

Combined Ownership of             997,300               9.5%
 Management

(1) Consists of shares issuable upon exercise of options at $.50 per share. Does not include 490,000 shares held by Christopher Coady, the brother of Blair Coady, for which Blair disclaims beneficial ownership.

(2) Consists of shares issuable upon exercise of options at $.50 per share.

(3) Consists of 75,000 shares issuable upon exercise of options at $.50 per share and 72,300 shares purchased in November 1996. Does not include 2,150,000 shares held by his father, John Donaldson, for which James Donaldson disclaims beneficial ownership.

     (c)  CHANGES IN CONTROL.
          ------------------

Changes in control occurred in August 1996, when Blair Coady was appointed the sole officer of the Company and a member of its Board of Directors. As part of the change in control, Mavis Robinson, a former director and officer, resigned. This occurred on March 19, 1997. At that time John Grove joined the Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  VESTITURE CORPORATION
          ---------------------

Mr. Grove is an Executive Vice President of Vestiture Corporation as well as a director of Wolf Industries Inc. Vestiture Corporation was paid $35,770 for brokering the transactions by which Mr. Bill Bell and Mr. J.T. Bell sold their interests to Wolf Exploration in Calgary Chemical. It was further paid an additional $7,300 for arranging certain bank financing in connection with the Bell transaction.

The Company's By-laws include a provision regarding RELATED PARTY
TRANSACTIONS which requires that each participant to such a transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction.

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K.

     The audited financial statements as of December 31, 1997, and December 31, 1996.

Report of Independent Certified Public Accountant
Financial Statements . . . . . . . . . . . . . . . . . . . . . . Page F-1
Balance Sheet as of December 31, 1997, & 1996. . . . . . . . . . . . .F-2
Statement of Operations for years ended:
     December 31, 1997, & 1996 . . . . . . . . . . . . . . . . . . . .F-3
Statement of Cash Flows for years ended:
     December 31, 1997, & 1996 . . . . . . . . . . . . . . . . . . . .F-4
Statement of Stockholders Equity as of:
     December 31, 1997, & 1996 . . . . . . . . . . . . . . . . . . . .F-5
Notes to Financial Statements as of December 31, 1997,
     are included herein . . . . . . . . . . . . . . . . . . . . . . .F-6

                          WOLF INDUSTRIES INC.

                    CONSOLIDATED FINANCIAL STATEMENTS
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996

                            AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF WOLF INDUSTRIES INC.


We have audited the consolidated balance sheets of Wolf Industries Inc. as at December 31, 1997 and 1996 and the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wolf Industries Inc. as at December 31, 1997 and 1996 and the results of its operations and the changes in its cash flow for the years then ended in accordance with generally accepted accounting principles in Canada.






Calgary, Alberta                                    /s/ DICK COOK SCHULLI
March 12, 1998                                      CHARTERED ACCOUNTANTS

                          WOLF INDUSTRIES INC.

                       CONSOLIDATED BALANCE SHEET
                       (Expressed in U.S. Dollars)

                           As at December 31,


                                                     1997           1996
                                                     ----           ----
                                 ASSETS
CURRENT
     Cash and short-term deposits                $    -         $   58,625
     Accounts receivable                             62,951        117,519
     Inventory                                       55,926         36,593
     Prepaid expenses                                 1,736          9,369
                                                 ----------     ----------

                                                    120,613        222,106

CAPITAL - Note 3                                    277,562        271,258

EXCESS OF COST OVER NET IDENTIFIABLE
 ASSETS ACQUIRED - Note 4                           227,714        248,357
                                                 ----------     ----------

                                                 $  625,889     $  741,721
                                                 ==========     ==========

                               LIABILITIES

CURRENT
     Bank indebtedness - Note 5                  $   63,489     $   65,430
     Accounts payable and accrued
      liabilities                                   121,978        112,380
     Income taxes payable                             -             15,653
     Current portion of long-term
      debt - Note 6                                  33,522        126,265
                                                 ----------     ----------

                                                    218,989        319,728

LONG-TERM DEBT - Note 6                             135,805        109,807
                                                 ----------     ----------

                                                    354,794        429,535
                                                 ----------     ----------

                          STOCKHOLDERS' EQUITY

COMMON STOCK - Note 7                               354,367        307,330

UNREALIZED FOREIGN EXCHANGE GAIN                      8,258          -

RETAINED EARNINGS (DEFICIT)                         (91,530)         4,856
                                                 ----------     ----------

                                                    271,095        312,186
                                                 ----------     ----------

                                                 $  625,889     $  741,721
                                                 ==========     ==========

APPROVED BY THE BOARD:

___________________________, DIRECTOR

___________________________, DIRECTOR

                                                   See accompanying notes

                          WOLF INDUSTRIES INC.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996


                          COMMON SHARES        ADDITIONAL   RETAINED      FOREIGN
                      ---------------------     PAID-IN     EARNINGS      EXCHANGE
                       SHARES       AMOUNT      CAPITAL     (DEFICIT)      GAINS         TOTAL
                      --------     --------     --------     --------     -------       --------
1997
----
BALANCE, beginning
  of year             10,497,300   $   10,497   $  296,833   $    4,856   $     -       $  312,186

COMMON SHARES ISSUED     187,416          187      101,262        -             -          101,449

SHARE ISSUE COSTS          -            -          (54,412)       -             -          (54,412)

NET LOSS                   -            -            -          (96,386)        -          (96,386)

UNREALIZED FOREIGN
  EXCHANGE GAIN            -            -            -            -             8,258        8,258
                      ----------   ----------   ----------    ----------   ----------   ----------

BALANCE, end of year  10,684,716   $   10,684   $  343,683    $  (91,530)  $    8,258   $  271,095
                      ==========   ==========   ==========    ==========   ==========   ==========


1996
----
COMMON SHARES ISSUED  10,497,300   $   10,497   $  338,153    $    -

SHARE ISSUE COSTS          -            -          (41,320)        -

NET INCOME                 -            -            -             4,856
                      ----------   ----------   ----------    ----------

BALANCE, end of year  10,497,300   $   10,497   $  296,833    $    4,856
                      ==========   ==========   ==========    ==========









                                                   See accompanying notes

                          WOLF INDUSTRIES INC.

         CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                       (Expressed in U.S. Dollars)

                    For the years ended December 31,

                                                     1997           1996
                                                     ----           ----
                                                                     (Note 1)
REVENUE
     Product sales                               $  444,192     $  145,889
     Cost of goods sold                             227,240         75,723
                                                 ----------     ----------

GROSS MARGIN                                        216,952         70,166
                                                 ----------     ----------

EXPENSES
     Amortization                                    42,962         12,440
     Administration                                 157,926         11,613
     Executive compensation                          51,000         16,708
     Interest on long-term debt                      17,426          1,478
     Rent                                            53,904         11,571
                                                 ----------     ----------

                                                    323,218         53,810
                                                 ----------     ----------

INCOME (LOSS) FROM OPERATIONS                      (106,266)        16,356

INCOME TAXES (RECOVERY)                              (9,880)        11,500
                                                 ----------     ----------

NET INCOME (LOSS)                                   (96,386)         4,856

RETAINED EARNINGS, beginning of year                  4,856          -
                                                 ----------     ----------

RETAINED EARNINGS (DEFICIT), end of year         $  (91,530)    $    4,856
                                                 ==========     ==========



EARNINGS (LOSS) PER SHARE                        $    (0.01)    $     0.00
                                                 ==========     ==========



                                                   See accompanying notes

                          WOLF INDUSTRIES INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Expressed in U.S. Dollars)

                    For the years ended December 31,


                                                      1997           1996
                                                      ----           ----
                                                                       (Note 1)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
     Net income (loss)                           $  (96,386)    $    4,856
     Amortization                                    42,962         12,440
                                                 ----------     ----------

                                                    (53,424)        17,296

     Changes in working capital:
       Accounts receivable                           54,568         15,073
       Inventory                                    (19,333)        16,797
       Prepaid expenses                               7,633         (5,821)
       Demand bank loan                             (13,099)        65,430
       Accounts payable                               9,598         58,434
       Income taxes payable                         (15,653)        11,500
                                                 ----------     ----------

                                                    (29,710)       178,709
                                                 ----------     ----------

FINANCING ACTIVITIES
     Issue of common shares                         101,449        348,650
     Share issue costs                              (54,412)       (41,320)
     Long-term borrowings                           174,750        134,500
     Repayments of long-term debt                  (132,445)        (7,477)
     Foreign exchange                                 8,258          -
                                                 ----------     ----------

                                                     97,600        434,353
                                                 ----------     ----------

INVESTING ACTIVITIES
     Purchase of capital assets                     (23,329)         -
     Purchase of 418297 Alberta Ltd.
       (o/a Calgary Chemicals)                       (5,294)      (663,487)
     Vendor loan on acquisition
       - repayment                                  (62,601)       109,050
       - converted into share capital               (46,449)         -
                                                 ----------     ----------

                                                   (137,673)      (554,437)
                                                 ----------     ----------

INCREASE (DECREASE) IN CASH                         (69,783)        58,625

CASH, beginning of year                              58,625          -
                                                 ----------     ----------

CASH (BANK INDEBTEDNESS), end of year            $  (11,158)    $   58,625
                                                 ==========     ==========

                                                   See accompanying notes

                          WOLF INDUSTRIES INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996


NOTE 1 -  OPERATIONS

          Wolf Exploration Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.

          The corporation's primary business activity is the blending of chemicals for use in oilfield production from the corporation's plant in Calgary, Alberta, Canada.

          The consolidated financial statements of the corporation are prepared in accordance with Canadian generally accepted accounting principles and conform in all material respects with accounting principles generally accepted in the United States (see Note 10). Amounts are stated in U.S. dollars unless otherwise noted.

          The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.

          The prior year's figures are for the period July 10, 1996 to December 31, 1996 and include the operations of its wholly-owned subsidiary, 714674 Alberta Ltd. from the date of acquisition on September 30, 1996 to December 31, 1996.


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

          (a)  CONSOLIDATION

               These financial statements include the accounts of the corporation and its wholly-owned subsidiary, 714674 Alberta Ltd. (o/a Calgary Chemicals).

          (b)  EXCESS OF COST OVER NET IDENTIFIABLE ASSETS ACQUIRED

               The excess of cost over net identifiable assets acquired is being amortized on a straight-line over ten years.

          (c)  CAPITAL ASSETS

               Capital assets are recorded at cost. Amortization is provided to apportion the assets over their estimated useful lives at the following annual rates:

                    Equipment                     30% declining balance
                    Processing equipment          10% declining balance
                    Furniture and fixtures        20% declining balance
                    Leasehold improvements        5 years straight-line

                                                            - Continued -

                          WOLF INDUSTRIES INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996




NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          (d)  REVENUE RECOGNITION

               Revenue earned on the blending of chemicals is recorded on the completed contract basis.

          (e)  FOREIGN CURRENCY TRANSLATION

               Substantially all of the corporation's activities are carried out through the Canadian subsidiary, a self-sustaining unit. The corporation uses the current rate method whereby all assets and liabilities are translated at exchange rates prevailing at the year-end and revenue and expense items at average exchange rates for the year. Translation adjustments arising from changes in exchange rates form part of the change in the foreign currency translation adjustment component of shareholders equity.
               These adjustments are not included in operations until realized through a reduction in the corporation's net investment in such operations.

          (f)  INCOME TAXES

               The corporation follows the tax deferral method in providing for income taxes, whereby the income tax provision is based on the income reported in the accounts. Under this method, deferred income taxes arise as a result of providing for amortization for income tax purposes on a different basis than for accounting purposes. Deferred income taxes are provided for on these differences at current income tax rates. The excess of cost over net identifiable assets acquired on the acquisition of the corporation's subsidiary is not deductible for income tax purposes.


NOTE 3 -  CAPITAL ASSETS


                                                1997                 1996
                                 -------------------------------------------
                                            Accumulated  Net Book  Net Book
                                   Cost     Amortization  Value     Value
                                 --------   ------------ --------  --------
         Equipment               $   27,700  $    5,920 $   21,780 $   25,621
         Processing equipment       250,969      18,397    232,572    243,220
         Furniture and fixtures      11,723         370     11,353      2,417
         Leasehold improvements      12,482         625     11,857      -
                                 ----------  ---------- ---------- ----------

                                 $  302,874  $   25,312 $  277,562 $  271,258
                                 ==========  ========== ========== ==========

                          WOLF INDUSTRIES INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996


NOTE 4 - EXCESS OF COST OVER NET IDENTIFIABLE ASSETS ACQUIRED

                                                     1997           1996
                                                     ----           ----
         Excess of cost over net
         identifiable assets acquired            $  257,647     $  252,353
         in acquisition of 714674
         Alberta Ltd. (o/a Calgary
         Chemicals).

         Less accumulated amortization              (29,933)        (3,996)
                                                 ----------     ----------

                                                 $  227,714     $  248,357
                                                 ==========     ==========

NOTE 5 -  BANK INDEBTEDNESS

          Bank indebtedness consists of:
                                                     1997           1996
                                                     ----           ----

         Bank overdraft                          $   11,158     $    -
         Demand operating loan                       52,331         65,430
                                                 ----------     ----------

                                                 $   63,489     $   65,430
                                                 ==========     ==========


NOTE 6 -  LONG-TERM DEBT

                                                      1997           1996
                                                      ----           ----

         Term bank loan requiring monthly        $  169,327     $    -
         payments of $2,796 plus interest
         at Canadian bankers  acceptance
         rate plus 4.13%, secured by a
         first charge on all assets.

         Term bank loan requiring monthly             -            127,022
         payments of $3,736 plus
         interest at the bank's prime rate
         plus 1 3/4% secured by a general
         security agreement and
         postponement of the vendor loan
         payable.

         Vendor loan payable, requiring               -            109,050
         payments of $7,270 per month
         for sixteen months including
         interest at 9.4%                        ----------     ----------
                                                    169,327        236,072
         Less current portion                        33,522        126,265
                                                 ----------     ----------

                                                 $  135,805     $  109,807
                                                 ==========     ==========

                                                            - Continued -

                          WOLF INDUSTRIES INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996


Note 6 -  Long-term Debt - Continued

          During the year, at the option of the vendor, $46,449 of the vendor loan payable was converted into 77,416 common shares.

          The future principal repayments required on long-term debt are $33,522 per year.


NOTE 7 -  COMMON STOCK

          Authorized:
               200,000,000 common shares, par value $0.001 each


                                        1997                   1996
                                 -------------------    -------------------
                                  Number     Amount      Number     Amount
                                 --------   --------    --------   --------
     Issued and outstanding:
       Balance beginning
        of year                  10,497,300 $  307,330       -     $    -
         On incorporation             -          -      10,000,000    100,000
       Private placements            85,000     42,500     497,300    248,650
       Conversion of vendor
        loan                         77,416     46,449       -          -
       For services                  25,000     12,500       -          -
                                 ---------- ----------  ---------- ----------

                                 10,684,716    408,779  10,497,300    348,650
       Less share issue costs         -        (54,412)      -        (41,320)
                                 ---------- ----------  ---------- ----------

                                 10,684,716 $  354,367  10,497,300 $  307,330
                                 ========== ==========  ========== ==========

     Represented by:
       Common shares at par value           $   10,684             $   10,497
       Additional paid-in capital              343,683                296,833
                                            ----------             ----------

                                            $  354,367             $  307,330
                                            ==========             ==========

          At December 31, 1997 and 1996, the corporation has granted options to acquire 960,000 common shares at $0.50 per share. These options expire November 30, 2001.


NOTE 8 -  COMMITMENT

          The corporation has entered into a premises lease, expiring January 31, 2002, requiring a yearly base rental payment of $45,900.

                          WOLF INDUSTRIES INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Expressed in U.S. Dollars)

             For the years ended December 31, 1997 and 1996


NOTE 9 -  UNITED STATES ACCOUNTING PRINCIPLES

          The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and for the years ending December 31, 1997 and 1996. There are no material differences between Canadian Generally Accepted Accounting Principles and United States Generally Accepted Accounting Principles.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on the dates indicated.

Date: March 31, 1998

 Wolf Industries Inc.
--------------------------------------------------------------------


By /s/ Blair Coady
  ------------------------------------------------------------------

Blair Coady, Title: Director, President and Secretary
--------------------------------------------------------------------


By /s/ John Grove
  ------------------------------------------------------------------

John Grove, Title: Director
--------------------------------------------------------------------


By /s/ James Donaldson
  ------------------------------------------------------------------

James Donaldson, Title: Director
--------------------------------------------------------------------