Form 10QSB
period 1998-03-31
WOLF INDUSTRIES INC
filed 1998-05-15
CIK 1040482

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:   March 31, 1998

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

As of May 6, 1998, the Registrant had 10,684,716 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                 Consolidated Balance Sheet (Unaudited)

                                               3 Mths ended    3 Mths ended
                                              March 31, 1998  March 31, 1997

                                 Assets

Current
  Cash and short term deposits                   $        -     $    5,801
  Accounts receivable                               123,605         96,512
  Inventory                                          56,924         49,840
  Pre Paid expenses                                   1,737          7,668
                                                 ----------     ----------
                                                    182,266        209,821

Capital                                             269,955        274,176
Excess of cost over net identifiable
 assets acquired                                    221,272        246,416
                                                 ----------     ----------

                                                 $  673,493     $  730,413
                                                 ==========     ==========

                               Liabilities
Current
  Bank indebtedness                              $    5,341     $        -
  Demand bank loan                                   52,478         61,795
  Accounts payable and accrued liabilities          180,116        125,530
  Income tax payable                                      -         15,653
  Current portion of long term debt                       -        126,265
                                                 ----------     ----------

                                                    237,935        329,243

  Long term debt                                    160,931         84,844
                                                 ----------     ----------

                                                    398,866        414,087
                                                 ----------     ----------

                          Shareholders' equity

Common shares                                       354,368        319,830
Unrealized foreign exchange gain                      6,923              -
Deficit                                             (86,664)        (3,504)
                                                 ----------     ----------

                                                    274,627        316,326
                                                 ----------     ----------

                                                 $  673,493     $  730,413
                                                 ==========     ==========

 Interim consolidated Statement of Loss and Retained Earnings (Deficit)
             For the three month period ended March 31, 1998
                               (Unaudited)

                                               3 Mths ended    3 Mths ended
                                              March 31, 1998  March 31, 1997

Revenue
  Product sales                                  $  169,826     $  123,363
  Cost of goods sold                                 88,309         64,069
                                                 ----------     ----------

Gross Margin                                         81,517         59,294
                                                 ----------     ----------


Expenses
  Amortization                                       15,090         15,640
  Administration                                     50,639         27,918
  Executive compensation                                  -         13,806
  Interest on long term debt                          4,022          1,979
  Rent                                               13,476          8,311
                                                 ----------     ----------

                                                     83,227         67,654
                                                 ----------     ----------

Income (loss) from operations                        (1,710)        (8,360)

Income taxes                                              -              -
                                                 ----------     ----------

Net (loss)                                           (1,710)        (8,360)

Retained earnings (deficit) beginning
 of period                                          (84,954)         4,856
                                                 ----------     ----------

Retained earnings (deficit) end
 of period                                       $  (86,664)    $   (3,504)
                                                 ==========     ==========

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing occasional illiquidity and is dependent upon the timely collection of receivables to meet its expenses as demonstrated by having no significant cash on hand at March 31, 1998 while receivables were at $123,605. However the Company has not experienced any significant delays in its collections. Pursuant to below described Licensing Agreement and pending completion of the sale of the Company's subsidiary, the Company will be relying upon debt or equity financing for the development of its new business direction. However as the result of the sale of the subsidiary the Company will also eliminate its existing debt and accounts payable.

(b)  Capital Resources

The Company's capital assets have remained stable during the three month period ended March 31, 1998. However pending completion of the sale of the Company's subsidiary, the Company will recognize a substantial decrease in capital assets as substantially all of the capital assets are held in the subsidiary and will be sold.

(c)  Results of Operations

For the three months ending March 31, 1998, the Company incurred a net loss of $1,710. Sales for the quarter ended March 31, 1998 were up $46,463 from the three month period ended March 31, 1997 which reflects the Company's increased marketing efforts over the past year. However, the Company continues to have underutilized plant capacity.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:     There are no changes to report.

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the first quarter.

Item 5. - Other Information.

Disposition of Assets

On April 20, 1998, the Company executed a Purchase Agreement with Gorda Technology Holdings Limited, a Turks and Caicos Islands corporation (Gorda) whereby the Company agreed to sell its wholly owned subsidiary 714674 Alberta, Ltd., an Alberta corporation doing business as Calgary Chemical to Gorda. The consideration for the sale is: a payment of fifteen percent of Calgary Chemical after tax profit (as determined by generally accepted accounting principals) for the fiscal year ended December 31, 1998 payable on or before March 31, 1999 and completion of an audit of the financial statements of Calgary Chemical for such period; Gorda's indemnification of the Company from Calgary Chemical's bank debt; a release of the employment contract of Blair Coady and the surrender of Mr. Coady's stock options to acquire 700,000 shares of the Company's common stock. Closing of the Agreement is contingent upon approval of the transaction by the Company's shareholders at the next annual meeting of the shareholders scheduled to be held on June 8, 1998 in Vancouver, British Columbia.


Other Information: License Agreement

On April 8, 1998 the Company also entered into a License Agreement with Edwards Engineering, Inc., a British Columbia corporation, Andrew Rawicz, Ph.D., and Ivan Melnyk, Ph.D., whereby the Company acquired a world-wide license to manufacture and market a patented device for the color matching of dentures to a dental patient's existing tooth color. Doctors Rawicz and Melnyk hold the patent pending for the color analyzer and Andrews Engineering developed and or acquired the techniques and other proprietary information related to the device. The License Agreement requires the Company and Andrews Engineering to develop a business plan for manufacturing and marketing of the device including obtaining financing of $1,500,000.00 US over the next six months. The License Agreement also requires the issuance of 4.8 million shares of restricted stock to Andrews Engineering, Inc., with registration rights on 600,000 of these shares.
The License Agreement also required that Patrick McGowan be appointed to the Company's Board of Directors and that Mr. McGowan be appointed President and Chief Executive Officer. Mr. McGowan is expected to sign a management contract with the Company on or before the shareholders meeting. At a meeting of the Company's Board of Directors held on April 16, 1998, Mr. McGowan and Mr. Al Schwabe were appointed to the Company's Board of Directors and appointed interim President, CEO and Secretary, Treasurer respectively pending the approval of the shareholders of the above described Gorda Technology transaction wherein Mr. Coady would resign from all positions. The Agreement also provides for the Company to pay a Royalty in the amount of ten percent (10%) of gross profit on sales if the Company manufactures the product itself or a Royalty of seven percent (7%) of gross revenue if manufacturing is done by an independent third party.

Item 6: Exhibits and Reports on Form 8-K

10.3   Purchase Agreement with Gorda Technology Holdings, Ltd.

10.4   License Agreement with Andrews Engineering, Inc.

27     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: May 14, 1998

/s/Patrick McGowan
    Patrick McGowan, President

/s/Al Schwabe
    Al Schwabe, Secretary, Treasurer