Form 10QSB
period 1998-06-30
WOLF INDUSTRIES INC
filed 1998-09-01
CIK 1040482

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 1998

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

                      SUITE 404 - 110 CAMBIE STREET
               VANCOUVER, BRITISH COLUMBIA, CANADA V6B 2M8
           (Address of principal executive offices)(Zip Code)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (604) 688-6306

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X  No

As of August 27, 1998, the Registrant had 3,561,622 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)


                                            6 Months ended   6 Months ended
                                             June 30, 1998    June 30, 1997
                                            --------------   --------------

                                 Assets

Current
  Cash and short term deposit                    $        -     $   66,005
  Account receivable                                 78,594         85,740
  Inventory                                          76,678         54,869
  Prepaid expenses                                    6,900         12,470
                                                 ----------     ----------
                                                    162,172        219,084

Capital Assets                                      262,999        273,602

Excess of cost over net identifiable
 assets acquired                                    219,547        239,183
                                                 ----------     ----------
                                                 $  644,718     $  731,869
                                                 ==========     ==========

                               Liabilities

Current
  Bank indebtedness                                  53,170              -
  Demand bank loan                                   54,503     $   90,875
  Accounts payable and  accrued liabilities         863,471        129,981
  Due to shareholders                                14,946              -
  Income tax payable                                      -         10,853
  Current portion of long term debt                       -        126,265
                                                 ----------     ----------
                                                    986,090        357,974

  Long term debt                                    182,586         67,984
                                                 ----------     ----------

                                                  1,168,676        425,958
                                                 ----------     ----------

                          Stockholders' Equity

Common shares                                       354,368        324,830
Unrealized foreign exchange gain (loss)              21,566              -
Deficit                                            (899,892)       (18,919)
                                                 ----------     ----------
                                                   (523,958)       305,911
                                                 ----------     ----------

                                                 $  644,718     $  731,869
                                                 ==========     ==========

          INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                              (UNAUDITED)

                                            6 Months ended   6 Months ended
                                             June 30, 1998    June 30, 1997
                                            --------------   --------------

Revenue
  Product sales                                     283,750     $  229,464
  Cost of goods sold                                149,839        118,827
                                                 ----------     ----------

Gross margin                                        133,911        110,637
                                                 ----------     ----------


Expenses
  Amortization                                       28,862         31,330
  Administration                                    384,492         58,168
  Executive compensation                             17,728         22,530
  Interest on long-term debt                          8,617          5,273
  Rent                                               37,280         21,911
  Research and development                          464,964              -
                                                 ----------     ----------

                                                    941,943        139,212
                                                 ----------     ----------

Earnings (loss) from operations                    (808,032)       (28,575)

Recovery of income taxes                                  -          4,800
                                                 ----------     ----------

Net earnings (loss)                                (808,032)       (23,775)

Retained earnings (deficit), beginning
 of period                                          (91,860)         4,856
                                                 ----------     ----------

Retained earnings (deficit), end of period         (899,892)    $  (18,919)
                                                 ==========     ==========

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing occasional illiquidity and is dependent upon the timely collection of receivables to meet its expenses as demonstrated by having bank indebtedness of $53,170 at June 30, 1998 while receivables were $78,594. However the Company has not experienced any significant delays in its collections. Pursuant to below described Licensing Agreement and pending completion of the sale of the Company's subsidiary, the Company will be relying upon debt or equity financing for the development of its new business direction. However as the result of the sale of the subsidiary the Company will eliminate its existing debt and reduce its accounts payable.

(b)  Capital Resources

The Company's capital assets have remained stable during the six-month period ended June 30, 1998. However pending completion of the sale of the Company's subsidiary, the Company will recognize a substantial decrease in capital assets as substantially all of the capital assets are held in the subsidiary and will be sold.

(c)  Results of Operations

For the six months ended June 30, 1998, the Company incurred a net loss of $808,032. Sales for the six months ended June 30, 1998 were up $54,286 from the six month period ended June 30, 1997 which reflects the Company's increased marketing efforts over the past year. However, the Company continues to have underutilized plant capacity.

As noted below under "Other Information: License Agreement", the Company has acquired a world-wide licence to manufacture and market a patented device for the color matching of dentures to a patient's existing tooth color. To June 30, 1998, the Company incurred $464,964 of costs for research and development of the device, which included costs to manufacture an initial supply of devices for demonstration and testing purposes; costs of various consultants and laboratories in testing the devices; costs to develop plans and strategies for the ongoing manufacture and marketing of the devices; and costs related to assistance and attendance at various dental conferences in North America, to demonstrate the units, and receive comments from the dental profession.

Administration expenses for the period amounted to $384,492, compared to $58,168 in the same period of 1997. This substantial increase is primarily due to the new direction taken by the Company, including substantially increased legal costs relating to the planned disposal of its subsidiary, and finalizing of the licensing agreement with Andrew Engineering; wage and consulting costs for support staff and assistance; travel and advertising; and costs related to new management as a result of the move of the Company's head office to Vancouver, British Columbia.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:     Subsequent to the end of the quarter,
at the annual general meeting of stockholders held on July 24, 1998, approval was given for a reverse split of the Company's common stock, on the basis of one new share of common stock for every three shares presently outstanding.

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the second quarter.

Item 5. - Other Information.

Disposition of Assets

On April 20, 1998, the Company executed a Purchase Agreement with Gorda Technology Holdings Limited, a Turks and Caicos Islands corporation (Gorda) whereby the Company agreed to sell its wholly owned subsidiary 714674 Alberta, Ltd., an Alberta corporation doing business as Calgary Chemical to Gorda. The consideration for the sale is: a payment of fifteen percent of Calgary Chemical after tax profit (as determined by generally accepted accounting principles) for the fiscal year ended December 31, 1998 payable on or before March 31, 1999 and completion of an audit of the financial statements of Calgary Chemical for such period; Gorda's indemnification of the Company from Calgary Chemical's bank debt; a release of the employment contract of Blair Coady and the surrender of Mr. Coda's stock options to acquire 700,000 shares of the Company's common stock. Closing of the Agreement is contingent upon approval of the transaction by the Company's shareholders at the next annual meeting of the shareholders scheduled to be held on July 24, 1998 in Vancouver, British Columbia. The meeting was subsequently held, and the shareholders approved the sale agreement.

The Company estimates that the sale of the subsidiary will result in a loss of $306,113, representing the cost of the capital stock of the subsidiary and advances to date, less estimated recoveries of advances. Under the terms of the agreement, the shares are to be sold for proceeds equal to 15% of the after tax profit of Calgary Chemical for its year ending December 31, 1998. The loss of $306,113 does not include these proceeds, as the amount cannot be quantified at this time.

Other Information: License Agreement

On April 8, 1998 the Company also entered into a License Agreement with Andrew Engineering, Inc., a British Columbia corporation, Andrew Rawicz, Ph.D., and Ivan Melnyk, Ph.D., whereby the Company acquired a world-wide license to manufacture and market a patented device for the color matching of dentures to a dental patient's existing tooth color. Doctors Rawicz and Melnyk hold the patent pending for the color analyzer and Andrews Engineering developed and or acquired the techniques and other proprietary information related to the device. The License Agreement requires the Company and Andrew Engineering to develop a business plan for manufacturing and marketing of the device including obtaining financing of $1,500,000.00 US over the next six months. The License Agreement also requires the issuance of 4.8 million shares of restricted stock to Andrew Engineering, Inc., with registration rights on 600,000 of these shares. The License Agreement also required that Patrick McGowan be appointed to the Company's Board of Directors and that Mr. McGowan be appointed President and Chief Executive Officer. Mr. McGowan is expected to sign a management contract with the Company on or before the shareholders meeting. At a meeting of the Company's Board of Directors held on April 16, 1998, Mr. McGowan and Mr. A. Schwabe were appointed to the Company's Board of Directors and appointed interim President, CEO and Secretary, Treasurer respectively pending the approval of the shareholders of the above described Gorda Technology transaction wherein Mr. Coady would resign from all positions. The Agreement also provides for the Company to pay a Royalty in the amount of ten percent (10%) of gross profit on sales if the Company manufactures the product itself or a Royalty of seven percent (7%) of gross revenue if manufacturing is done by an independent third party.

Item 6: Exhibits and Reports on Form 8-K:

        27.1  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: August 28, 1998

/s/PATRICK MCGOWAN
Patrick McGowan, President

/s/ALLEN SCHWABE
Allen. Schwabe, Secretary, Treasurer