Form 10QSB
period 1998-09-30
WOLF INDUSTRIES INC
filed 1998-12-03
CIK 1040482

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 1998

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

As of November 15, 1998, the Registrant had 10,334,598 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)


                                              9 Months ended  9 Months ended
                                              Sept 30, 1998   Sept 30, 1997
                                              --------------  --------------

                                 Assets

Current
  Cash and short term deposit                   $         -    $     9,413
  Accounts receivable                                75,364         85,472
  Inventory                                          73,527         63,128
  Prepaid expenses                                    6,616          6,991
                                                -----------    -----------
                                                    155,507        165,004

Capital Assets                                      256,716        267,671

 Excess of cost over net identifiable
 assets acquired                                    213,725        233,450

Intangible Asset                                  1,344,000              -
                                                -----------    -----------

                                                $ 1,969,948    $   666,125
                                                ===========    ===========

                               Liabilities

Current
  Bank indebtedness                                  71,952              -
  Demand bank loan                                   52,264    $    76,020
  Accounts payable and  accrued liabilities         798,576        111,067
  Due to shareholders                                14,846              -
  Income tax payable                                      -          2,478
  Current portion of long term debt                       -         25,517
                                                -----------    -----------
                                                    937,638        215,082

  Long term debt                                    175,083        177,510
                                                -----------    -----------

                                                  1,112,721        392,592
                                                -----------    -----------

                          Stockholders' Equity

Common shares                                     1,850,843        322,918
Unrealized foreign exchange gain (loss)              31,107              -
Deficit                                          (1,024,723)       (49,385)
                                                -----------    -----------
                                                    857,227        273,533
                                                -----------    -----------

                                                $ 1,969,948    $   666,125
                                                ===========    ===========

           INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                               (UNAUDITED)


                                              9 Months ended  9 Months ended
                                              Sept 30, 1998   Sept 30, 1997
                                              --------------  --------------

Revenue
  Product sales                                           -    $   326,058
  Cost of goods sold                                      -        164,449
                                                -----------    -----------
Gross margin                                              -        161,609
                                                -----------    -----------

Expenses
  Amortization                                            -         45,520
  Administration                                    433,151         99,738
  Executive compensation                             25,054         35,562
  Interest on long-term debt                              -          9,472
  Rent                                               31,578         35,358
  Research and development                          408,385              -
                                                -----------    -----------

                                                    898,168        225,650
                                                -----------    -----------

Loss from operations                               (898,168)       (64,041)

Loss from discontinued operations (Note 1)          (34,695)             -

Recovery of income taxes                                  -          9,800
                                                -----------    -----------

Net earnings (loss)                                (932,863)       (54,241)

Retained earnings (deficit),
 beginning of period                                (91,860)         4,856
                                                -----------    -----------

Retained earnings (deficit), end of period       (1,024,723)   $   (49,385)
                                                ===========    ===========

Note 1: The Company has reflected the loss incurred by its subsidiary, 714674 Alberta Ltd. (Calgary Chemical), as a "Loss from discontinued operations" in anticipation of finalizing the sale of the subsidiary. The sale to Gorda Technology Holdings Limited "Gorda" (see Item 5 - "Other Information - Disposition of Assets") was approved at the meeting of shareholders on July 24, 1998. Subsequently, Gorda failed to provide the Company with satisfactory documentation as to indemnification of bank debt and other items, and as a result the Company does not consider the sale as closed. As a result of this problem the Company was unable to obtain financial statement information of the subsidiary for the period ended September 30, 1998. As a result, the Company has included only the financial information of the subsidiary to June 30, 1998, and based upon previous quarters, has added a provision for a third quarter loss of $20,800 to the June 30 loss of the subsidiary.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing illiquidity as demonstrated by having a working capital deficiency of $782,131 as at September 30, 1998. Pursuant to below described Licensing Agreement and pending completion of the sale of the Company's subsidiary, the Company will be relying upon debt or equity financing for the development of its new business direction. However as the result of the sale of the subsidiary the Company will eliminate its existing debt and reduce its accounts payable.

(b)  Capital Resources

The Company's capital assets have remained stable during the six-month period ended June 30, 1998. However pending completion of the sale of the Company's subsidiary, the Company will recognize a substantial decrease in capital assets as substantially all of the capital assets are held in the subsidiary and will be sold.

(c)  Results of Operations

For the nine months ended September 30, 1998, the Company incurred a net loss of $932,863. This includes a loss from discontinued operations of $34,695 in anticipation of the sale of the Company's subsidiary, 714674 Alberta Ltd. ("Calgary Chemical").

As noted below under "Other Information: License Agreement", the Company has acquired a world-wide licence to manufacture and market a patented device for the color matching of dentures to a patient's existing tooth color. To September 30, 1998, the Company incurred $408,385 of costs for research and development of the device, which included costs to manufacture an initial supply of devices for demonstration and testing purposes; costs of various consultants and laboratories in testing the devices; costs to develop plans and strategies for the ongoing manufacture and marketing of the devices; and costs related to assistance and attendance at various dental conferences in North America, to demonstrate the units, and receive comments from the dental profession.

Administration expenses for the nine-month period amounted to $433,151, compared to $99,738 in the same period of 1997. This substantial increase is primarily due to the new direction taken by the Company, including substantially increased legal costs relating to the planned disposal of its subsidiary, and finalizing of the licensing agreement with Andrew Engineering; wage and consulting costs for support staff and assistance; travel and advertising; and costs related to new management as a result of the move of the Company's head office to Vancouver, British Columbia.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:     During the quarter, the Company issued
4,800,000 shares of restricted stock in accordance with the License Agreement with Andrew Engineering (see "Other Information - License
Agreement").   The Company relied upon the exemption from registration
contained in Section 4(2) of the Securities Act of 1933, in that the shares were issued with restrictive legends to Andrew Engineering, Inc., who is an affiliate of the Company with full access to all material information regarding the Company and the issuance of the shares.

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information.

Disposition of Assets

On April 20, 1998, the Company executed a Purchase Agreement with Gorda Technology Holdings Limited, a Turks and Caicos Islands corporation (Gorda) whereby the Company agreed to sell its wholly owned subsidiary 714674 Alberta Ltd., an Alberta corporation doing business as Calgary Chemical to Gorda. The consideration for the sale was: a payment of fifteen percent of Calgary Chemical after tax profit (as determined by generally accepted accounting principles) for the fiscal year ended December 31, 1998 payable on or before March 31, 1999 and completion of an audit of the financial statements of Calgary Chemical for such period; Gorda's indemnification of the Company from Calgary Chemical's bank debt; a release of the employment contract of Blair Coady and the surrender of Mr. Coda's stock options to acquire 700,000 shares of the Company's common stock. The agreement was approved at the annual meeting of the Company's shareholders which was held on July 24, 1998 in Vancouver, British Columbia.

Subsequently, the Company did not receive satisfactory documentation and indemnification from Gorda, and as a result now believes that the sale agreement is null and void. The Company is reviewing other offers to purchase Calgary Chemical. Gorda has taken the position that the sale did take place, and has prevented the Company from obtaining updated financial information to September 30 for Calgary Chemical. The Company is discussing further action with legal counsel.

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

During the quarter, the Company issued the 4.8 million shares to Andrew Engineering, Inc., as required under the agreement.

Item 6: Exhibits and Reports on Form 8-K:  none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: November 30, 1998

/s/PATRICK MCGOWAN
Patrick McGowan, President

/s/ALLEN SCHWABE
Allen Schwabe, Secretary, Treasurer