Form 10KSB40
period 1998-12-31
WOLF INDUSTRIES INC
filed 1999-05-12
CIK 1040482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1998.

                              WOLF INDUSTRIES INC.
                 (Name of Small Business Issuer in its Charter)

          Nevada                                  E.I.N. 98-0171619
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


404 - 110 Cambie Street, Vancouver, British Columbia, Canada       V6B 2M8
--------------------------------------------------------------------------------
      (Address of principal executive office)                  (Zip/Postal Code)


                  Registrant's telephone number: (604) 688-6306

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:   NONE.

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

Title of each class      Name of each exchange on which each class is registered
--------------------------------------------------------------------------------
  Common Stock                             OTC Electronic Bulletin Board


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                    YES ( X ) NO ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 1998 were $286,347. This represents sales by the Company's former subsidiary until June 30, 1998 when it was sold as described below. Issuer's Common Shares outstanding at March 31, 1999 was 11,684,648. The aggregate market value based on the voting stock held by non-affiliates as of March 31, 1999 was $1,101,544 (based on 6,884,648 shares and on an average of bid and asked prices of $0.16).

Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                Certain exhibits

ITEM 1.  DESCRIPTION OF BUSINESS

    (a)  BUSINESS DEVELOPMENT

Wolf Industries Inc. ("the Company") was incorporated on January 24, 1996, pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire property for precious metal exploration in the western United States. However after considering several properties, the Company determined that the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996 the Company changed management and developed a new business plan.

In October 1996, the Company entered into an agreement to acquire two numbered companies that were combined with 714674 Alberta Ltd. continuing in operation. The business operated as Calgary Chemical, selling chemical products to the oil and gas industry.

In March 1997, the Company's name was changed to Wolf Industries Inc. to reflect these developments.

Effective June 30, 1998, the Company sold its subsidiary, 714674 Alberta Ltd. ("Calgary Chemical") to Gorda Technology Holdings Limited, a Turks and Cacios Islands corporation ("Gorda"). The terms of the sale were as follows:

(a) forgiveness of the inter company debt owed by Calgary Chemical to the Company in the amount of $82,289 (Canadian);

(b) Payment by Gorda to the Company of fifteen percent of Calgary Chemical's after-tax profit (as determined by generally accepted accounting principles) for the fiscal year ended December 31, 1998 payable on or before March 31, 1999 and completion of an audit of the financial statements of Calgary Chemical for such period;

(c) Indemnification by Gorda to hold the Company harmless from any and all liability arising from the debt guarantees of Calgary Chemical;

(d) Agreement by Gorda to hire Mr. Blair Coady as the President and Chief Executive Officer of Calgary Chemical; and

(e) Receipt by the Company from Mr. Coady of his resignation as President and Chief Executive Officer, Secretary, and Director of the Company and the surrender of Mr. Coady's options to acquire 700,000 shares of the Company's common stock.

This agreement is incorporated by reference from the Company's 10QSB filing for the quarter ended March 31, 1998.

The sale of Calgary Chemical was subject to approval of the shareholders of the Company, which was received at the Company's annual general meeting of July 24, 1998.

On April 8, 1998, the Company entered into a License agreement with Andrew Engineering Inc. ("Andrew") a British Columbia corporation, Andrew Rawicz Ph.D., and Ivan Melnyk, Ph.D., whereby the Company acquired a world-wide license to manufacture and market a patent pending device for the color matching of dentures to a dental patient's existing tooth color. Drs. Rawicz and Melnyk hold the patent pending for the color analyzer and Andrew developed and/or acquired the techniques and other proprietary information related to the device. The License agreement required the Company and Andrew to develop a business plan for manufacturing and marketing the device, including obtaining financing of $1,500,000 US. The license agreement required the issuance of 4.8 million shares of restricted stock to Andrew with registration rights on 600,000 of those shares, and also required that Mr. Patrick McGowan be appointed President and Chief Executive Officer. Mr. McGowan signed a management agreement with the Company, and at a meeting of the Company's Board of Directors held on April 16, 1998, Mr. McGowan and Mr. A. Schwabe were appointed to the Company's Board of Directors. They were also appointed interim President and CEO, and Secretary, Treasurer respectively, pending the approval of the shareholders of the Gorda transaction wherein Mr. Coady would resign from all positions. The agreement also provided for the Company to pay a royalty to Andrew in the amount of ten percent (10%) of gross profit on sales if the Company manufactures the product itself or a Royalty of seven percent (7%) of gross revenue if manufacturing is done by an independent third party.

This agreement is incorporated by reference from the Company's 10QSB filing for the quarter ended March 31, 1998.

Upon approval by the shareholders of the sale of Calgary Chemical at the 1998 annual general meeting, Mr. P. McGowan, Mr. A. Schwabe and Dr. David Gane were elected directors, and Messrs. McGowan and Schwabe were appointed President and CEO, and Secretary, Treasurer respectively.

In September 1998, 4.8 million shares of the Company's stock were issued to Andrew in accordance with that agreement.

    (b)  BUSINESS OF THE ISSUER

         DENTAL COLOR ANALYZER

During 1998, the Company sold Calgary Chemical and acquired the worldwide manufacturing and marketing rights to a dental color analyzer ("the product"). This technology was developed to assist the dental industry in determining the shades and colors of dental materials used in replacement and/or restorative work, by precisely matching these shades to the original teeth of patients. The dental color analyzer discriminates between the minutest differences in tooth shading and determines the best shade match for partial or total restorative material. It does so by taking into account the differences in color of spectrally unmatched materials when illuminated with different light sources such as sunlight, incandescent lamps, and fluorescent lamps.

Since acquiring the rights in April 1998, the Company's efforts have been directed towards research, development and business plans for manufacturing and marketing the product. This has involved manufacturing a small quantity of the product for testing and demonstration purposes; engaging technical experts and firms to evaluate the product; attendance at dental conventions and shows to demonstrate the product; attendance at various dental firms and laboratories to demonstrate and evaluate the product; and work on both the product and related software to perfect its operation. The Company has also engaged the assistance of consultants to develop marketing plans for the product. This has resulted in the Company incurring substantial research and development expenditures in the year 1998.

The  Company  has  also  held  discussions   with  companies   involved  in  the
distribution of dental products in Canada, the United States and Europe regarding marketing of the product.

The Company has developed preliminary business plans to proceed with manufacture and sale of the units, but has been delayed in proceeding pending completion of this research and development, and by the action brought against the Company by AEI Trucolor (see Item 3 - Legal Proceedings).

         CALGARY CHEMICAL

The Company owned and operated its subsidiary, 714674 Alberta Ltd. until June 30, 1998, when it was sold as described previously. As a result, the Company is no longer involved in the manufacturing and sale of chemical products.

ITEM 2.  DESCRIPTION OF PROPERTY

As a result of the change of management and business direction, the Company relocated its head offices from Calgary, Alberta to Vancouver, British Columbia. Its Vancouver office is shared with other companies, and the Company pays for its share of rent and office expenses under month-to-month arrangements with the other companies. The Company occupies approx. 1,000 square feet of space and paid $38,073 in the year 1998 for its share of office rent.

ITEM 3.  LEGAL PROCEEDINGS

AEI  Trucolor
-----------------
An action has been brought by AEI Trucolor Inc. ("AEI") in British Columbia Supreme Court against Wolf Industries Inc., Andrew Engineering Inc. and other parties to the Licence Agreement. AEI has made a claim against the defendants as follows:

(a) Declaration that AEI holds all ownership rights and interest in the dental color analyzer;
(b) An injunction against the Defendants from continuing the commercial or other development of the dental color analyzer;
(c) An injunction against the Defendants from disposing of or in any way dealing with the dental color analyzer;
(d) An order that the dental color analyzer be delivered forthwith to the Plaintiff;
(e) An accounting of all monies, profits and benefits made and received by the Defendants for and on account of AEI Trucolor Inc.;
(f)  General damages; and
(g)  Punitive damages

The Corporation has filed an Appearance and is currently preparing a response denying the allegations and requesting that the claim be dismissed.

Harvey Productions Inc.
-----------------------
The Company is presently in litigation in the Los Angeles County Superior Court, West District, Santa Monica, California, concerning the approximately $55,000 demand of the complaint purportedly due and owing by the Company to plaintiff Harvey Productions Inc. for public relations services allegedly rendered but not paid. The Company has denied these allegations. The matter is still in the discovery stage and has not been set for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

         (a)      MARKET INFORMATION

Since December 15, 1997, the Company's stock has been listed for sale on the OTC Electronic Bulletin Board. As of December 31, 1998 there were thirteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:              High ask per share:        Low bid per share:
---------------              -------------------        ------------------
March 31, 1998                        $1.01                     $0.47
June 30, 1998                         $0.99                     $0.50
September 30, 1998                    $0.91                     $0.18
December 31, 1998                     $0.49                     $0.27



The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

         (b) HOLDERS

There were 38 holders of the Company's common stock as of December 31, 1998. This includes four holders of 4,825,001 shares of the Company's common stock whose certificates are restricted. 25,001 of the restricted shares were issued in December 1997 and 4,800,000 were issued in September 1998. The holder of 4,800,000 shares is an affiliate of the Company.

         (c) DIVIDENDS

The Company has paid no dividends to date on its common stock. The Company reserves the right to declare a dividend when operations merit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were $0.6522 U.S. for one Canadian dollar at December 31, 1998; $0.6991 at December 31, 1997; and $0.7301 at December 31, 1996.

         (a) Results of Operations

As a result of the sale of 714674 Alberta Ltd. (Calgary Chemical) effective June 30, 1998, the Company has reflected the operations of Calgary Chemical as a discontinued operation. Revenue from sales during the six months until the sale was $286,347, compared to $444,192 for the year 1997 and $145,889 for the year 1996 (from acquisition in September 30, 1996). Cost of goods sold was $147,496 in 1998, $227,240 in 1997, and $75,723 in 1996.

General and administrative expenses for the fiscal year ended December 31, 1998 were $769,790. This reflects the change of business direction of the Company, including substantial costs for staff, legal, accounting, consulting, travel, and general office expenditures. Similar expenditures were $8,078 in 1997, and $5,383 in 1996, but are not comparable, as the Company's operations were conducted by its former subsidiary, Calgary Chemical, which was sold in 1998. The Company incurred $590,118 of research and development costs in 1998, all related to the dental color analyzer. These costs include the manufacture of a quantity of the product for demonstration and testing purposes, and services of consultants and technical firms in testing, evaluating, and perfecting the product.

In 1998, the Company recorded a loss from discontinued operations of $14,350, and a loss from the sale of the subsidiary of $273,099.

         (b)  Capital Resources

The Company had a working capital deficiency of $840,987 at December 31, 1998. The AEI Trucolor matter (see Item 3 - Legal Proceedings) has delayed the company's plans to raise capital through the issuance of shares until the matter is resolved. In the meantime, the Company is meeting its obligations through funds loaned by a shareholder, and has issued capital stock for certain services rendered to the Company in accordance with an S-8 registration filing. The company anticipates that it will be able to raise funds through share issuances once the legal matter has been resolved in favor of the Company.

The Company has made no commitments for capital expenditures, but anticipates further requirements to expend funds on research and development on the product.

         (c)  Liquidity

The Company is illiquid at the present time and is dependent upon a shareholder to provide funds to maintain its activities, pending resolution of the AEI Trucolor legal matter whereupon it expects to be able to raise funds through the issuance of shares.

         (d)  Year 2000 Computer Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10-KSB. The principal accountants' report on the financial statements of the fiscal years 1998, 1997, and 1996 contained no adverse opinions, nor a disclaimer of opinion, nor qualified as to uncertainty, audit scope, or accounting principles.

Effective September 3, 1998, Dick Cook Schulli, Chartered Accountants, the Registrant's Certifying Accountant for the past two fiscal years, were dismissed. On September 3, 1998, Morgan & Company, Chartered Accountants, were engaged to serve as the Registrant's new auditors. The selection of Morgan & Company was approved by the Registrant's Board of Directors. There was no consultation regarding accounting policy or procedures with Morgan & Company prior to their engagement.

Dick Cook Schulli's report on the financial statements for the fiscal years ended December 31, 1996 and 1997 did not contain an explanatory paragraph regarding the Registrant's ability to continue as a going concern. Dick Cook Schulli's reports have not contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Dick Cook Schulli on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Registrant's two most recent fiscal years and from December 31, 1997 to the date of dismissal. Dick Cook Schulli has not advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist. Nor has Dick Cook Schulli advised the Registrant that information has come to their attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management. Dick Cook Schulli has not advised the Registrant of the need to expand significantly the scope of their audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent them from rendering an unqualified audit report on those financial statements ), or cause them to be unwilling to rely on management's representations or be associated with the Registrant's financial statements. Nor has Dick Cook Schulli advised the Registrant that in formation has come to their attention that they have concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements). Nor has Dick Cook Schulli advised the Registrant of any other reportable event.

The Registrant provided Dick Cook Schulli with a copy of the disclosure contained herein and requested that Dick Cook Schulli provide the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether they agree with the disclosure. Dick Cook Schulli provided such a letter, which was attached as an Exhibit to the Report on Form 8-K.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation:

PATRICK A. McGOWAN - (Age 60).
         President, C.E.O. and Director, Coquitlam, British Columbia.
         President of the Company since April 16, 1998. September 1996 to April 1999, president of Consolidated Ewing Industries Inc., Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the Vancouver Stock Exchange. November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration. February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, and traded on the Vancouver Stock Exchange. August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the Vancouver Stock Exchange, engaged in natural resource exploration and development. October 1992 - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

ALLEN SCHWABE (Age 42).
         Secretary, Treasurer and Director, Delta, British Columbia.
         Secretary, Treasurer since April 16, 1998. Since 1982 to the present, President and owner of Buellex Holdings, Inc., Delta, B.C., a company engaged in investing for its own account. January 1996 to present, a Consultant to Pacific Insight Electronics Corporation, Nelson, B.C., Canada providing investment advice with respect to current market conditions for a variety of investment options. March 1996 to the present, Director of Porcher Island Gold Corporation, Vancouver, B.C., a precious metal exploration company publicly traded on the Vancouver Stock Exchange. March 1991 to June 1995, Director of Cyberion Networking Corp., a publicly held company traded on the Vancouver Stock Exchange. March 1995 to June 1996, Director of East West Resource Corp., a publicly held mining company traded on the Vancouver Stock Exchange. May 1996 to September 1997, Director of G.F.M. Resources Ltd., a publicly held mining company traded on the Vancouver Stock Exchange.

DR. DAVID GANE - (Age 44).
          Director, White Rock, British Columbia. Director since May 1998. Dr. Gane has practiced restorative dentistry for 17 years and currently maintains a part time dental practice limited to restorative and appearance related dentistry in White Rock, British Columbia. 1998 to present, President and co-founder of Source Dental Imaging, Inc., White Rock, B.C., Canada, a company specializing in the development and sales of Dental Imaging Software. 1995 to present, Co-founder and advisor to FX Software Solutions, White Rock, B.C., Canada, a company specializing in the development and sale of Imaging Solutions to Dentist and Physicians. 1993 to 1995, president and co-founder of Pro-Dentec Canada, Langley, B.C., Canada, a dental supply business headquartered in Datesville, Arkansas. Dr Gane graduated from the University of Western Ontario in 1977 with a B.Sc. with honors in Physiology and Pharmacology and obtained his DDS degree from the University of Western Ontario in 1981. Since September 1998 Dr. Gane has been Program Director since of Program Technologies for Experdent Centers of Dental Excellence, Richmond B.C. Dr. Gane has made numerous lecture presentations and has published articles and texts on restorative and esthetic dentistry.

ITEM 10. EXECUTIVE COMPENSATION

         (a)  SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

A private company wholly-owned by Mr. McGowan received or was due a total of $63,000 of compensation in the fiscal year ended December 31, 1998, in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month.

Mr. Schwabe was owed $4,900 at December 31, 1998 for consulting services provided to the Company.

         (b)  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has a Directors and Officers Stock Option Plan, and a Key Personnel Compensation Plan, as described below. There have been no other options granted, except in accordance with these plans.

          (c) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no exercises of options in the last fiscal year.

         (d)  LONG-TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

In November 1996, the Company adopted the Wolf Exploration Inc. 1996 Directors and Officers Stock Option Plan, ("the Plan") for its officers, directors, key personnel and consultants to the Company. In 1996 and 1997, a total of 960,000 options to purchase shares were granted under this plan. As a result of the sale of Calgary Chemical, and change of management, the 960,000 options were cancelled in 1998. By resolution of the directors of the Company dated May 28, 1998, the Company reserved an additional one million shares of common stock of the Company for the Plan bringing the total shares reserved to 2,000,000 and renamed the Plan "The Wolf Industries Inc. 1998 Directors and Officers Stock Option Plan" ("the Revised Plan") with all other terms and conditions of the Plan remaining in full force and effect.

In September 1998, the Company by resolution of the directors, established the "1998 Key Personnel Compensation Plan" ("Key Plan") whereby 1,000,000 shares of the Company's stock was reserved for issuance. By resolution of the directors dated November, 1998, a further 1,000,000 shares of common stock was authorized to be reserved for issuance, bringing the total issuable under the Key Plan to 2,000,000 shares of common stock.

During 1998, under the terms of the Revised Plan, a total of 1,050,000 option to purchase common shares of the Company were granted to three officers and directors of the Company at $0.25 per share for a five-year period.

During 1998, under the terms of the Key Plan, options to purchase 75,000 shares of the common stock of the Company was granted to an employee at $0.25 per share, for a five-year period. Also under the terms of the Key Plan, 1,973,026 shares of common stock of the Company were issued at a deemed price of $0.25 per share, and 1,000,000 shares of common stock of the Company at a deemed price of $0.20 per share for services rendered by key personnel to the Company.

         (e)  COMPENSATION OF DIRECTORS

                           1. Standard Arrangements

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

                           2. Other Arrangements

There are no other arrangements.

          (f) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE IN CONTROL ARRANGEMENTS

As a result of the sale of Calgary Chemical (Item 1(a)), Mr. Coady resigned at President and Chief Executive Officer, Secretary, and Director of the Company. There was no additional cost to the Company for severance or vacation pay resulting from this termination.

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000. In 1998, Andrea Resources Ltd. a company wholly-owned by Mr. McGowan received or was owed a total of $63,000 for services under this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of December 31, 1998 unless otherwise noted. The number of shares beneficially owned is deemed to include shares of Common Stock which directors of officers have a right to acquire pursuant to the exercise of options within sixty days of December 31, 1998. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

         (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Name and Address              Number               Percentage
                             of Shares              of Class
--------------------------------------------------------------------------------
Andrew Engineering Inc.
7218 Hewitt Street
Burnaby, B.C.
V5A 3M2                      4,800,000                38.5%



         (b)  SECURITY OWNERSHIP OF MANAGEMENT.

Name and Address              Number               Percentage
                             Of Shares               of Class
--------------------------------------------------------------------------------
Patrick A. McGowan
211 - 1148 Westwood Street
Coquitlam, B.C.
V3B 4S4                          650.000    (1)        5.2%

Allen Schwabe
1730 Beach Grove Drive
Delta, B.C.                      200,000    (1)        1.6%
V4L 1P3

Dr. David Gane
202 - 15047 Marine Drive
White Rock, B.C.                 200,000    (1)        1.6%
V4B 1C5


(1) Consists entirely of options to purchase shares at a price of $0.25 per share.

         (c)  CHANGES IN CONTROL

Changes in control occurred in April 1998, when Patrick A. McGowan was appointed the President and C.E.O. of the Company and Mr. Schwabe was appointed Secretary, Treasurer and members of the Board of Directors. All of the former directors resigned at that time and were replaced by the current directors, consisting of Mr. McGowan, Mr. Schwabe, and Dr. Gane.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan is the sole shareholder of Andrea Resources Ltd., which billed the Company a total of $63,000 during 1998 for services rendered under the management agreement (Item 10(f)). Buellex Holdings Inc., a company wholly owned by Mr. Schwabe, billed the Company $4,900 during 1998 for consulting services. Also during 1998, Dr. Gane was paid $7,126 for consulting fees and a company partially owned by Dr Gane, Image FX Inc. was paid or was owed a total of $24,553 for technical work in evaluating and testing the product.

The Company's By-laws include a provision regarding Related Party Transactions which requires that each participant to such a transaction identify all direct and indirect interest to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

The following documents are filed as part of this report under Part II, Item 8:

Audited Financial Statements and notes thereto   Pages F-1 to F-13

Exhibits as required by Item 601 of Regulation S-B



Exhibit Number       Description                                          Incorporated by Reference to
-------------------------------------------------------------------------------------------------------

(3) (1)              Articles of Incorporation as amended                 Registrant's Report on Form 10SB12G
                                                                          dated June 19, 1997.

(3) (2)              Bylaws                                               Registrant's Report on Form 10SB12G
                                                                          dated June 19, 1997.

(10) (1)             Sale agreement between Wolf Industries Inc.          Registrant's Quarterly Report on
                     and Gorda Technology Holdings Limited                Form 10QSB for the quarter ended
                                                                          March 31, 1998.

(10) (2)             License agreement between Wolf Industries Inc.,      Registrant's Quarterlyd Report on
                     Andrew Engineering Inc., Andrew Rawicz Ph.D.         Form10QSB for the quarter ended
                     and Ivan Melnyk Ph.D.                                March 31, 1998.



                              WOLF INDUSTRIES INC.

                        Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                 For the years ended December 31, 1998 and 1997

                                                                MORGAN & COMPANY
                                                           Chartered Accountants
                                                  P.O. Box 10007, Pacific Centre
                                           Suite 1730 - 700 West Georgia Street,
                                                         Vancouver, B.C. V7Y 1A1
                                                        Telephone (604) 687-5841
                                                              Fax (604) 687-0075

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wolf Industries Inc.
------------------------------------------------------------------

We have audited the consolidated balance sheet of Wolf Industries Inc. as at December 31, 1998 and the consolidated statements of income and retained earnings, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with general accepted auditing standards in the United States and Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Wolf Industries Inc as at December 31, 1998 and the results of its operations and cash flows for the year then ended in accordance with general accepted accounting principles.

Without qualifying our opinion we draw attention to Notes 1 and 11 to the financial statements. The Company has incurred a net loss of $1,798,830 for the year ended December 31, 1998 and as at that date, the Company's current liabilities exceeded its current assets by $840,987. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The financial statements as at December 31, 1997 and for the year then ended were audited by other auditors who expressed an opinion, without qualification, on March 12, 1998.



Vancouver, Canada                                    "Morgan & Company"
April 16, 1999                                       Chartered Accountants




Comments by Auditors on United States - Canada reporting difference
-------------------------------------------------------------------

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the stockholders dated April 16, 1999 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditor's Report.



Vancouver, Canada                              "Morgan & Company"
April 16, 1999                                 Chartered Accountants

                              WOLF INDUSTRIES INC.

                           Consolidated Balance Sheet
                           (Expressed in U.S. Dollars)

                               As at December 31,


                                                                        1998                        1997
Assets                                                              ---------------            ---------------
Current
    Accounts receivable                                          $      27,858              $       62,951
    Inventory                                                              --                       55,926
    Prepaid expenses                                                     25,000                      1,736
                                                                    ---------------            ---------------
                                                                         52,858                    120,613

Capital Assets (Note 3)                                                     --                     277,562

Excess of cost over net identifiable assets acquired (Note 4)               --                     227,714

Intangible Asset (Net of Amortization) (Note 10)                        1,293,600                      --
                                                                    ---------------            ---------------
                                                                 $      1,346,458           $      625,889
                                                                    ===============            ===============
Liabilities
Current
    Bank indebtedness (Note 5)                                   $       11,716             $       63,489
    Accounts payable and accrued liabilities                            882,129                    121,978
    Current portion of long-term debt (Note 6)                              --                      33,522
                                                                    ---------------            ---------------
                                                                        893,845                    218,989


Long-term debt (Note 6)                                                     --                     135,805
                                                                    ---------------            ---------------
                                                                        893,845                    354,794
                                                                    ---------------            ---------------
Stockholders' Equity

Common stock (Note 7)                                                 2,342,973                    354,367

Unrealized foreign exchange gain                                            --                       8,258


Retained earnings (deficit)                                          (1,890,360)                   (91,530)
                                                                    ---------------            ---------------

                                                                        452,613                    271,095
                                                                    ---------------            ---------------

                                                                 $      1,346,458           $      625,889
                                                                    ================           ================



                              WOLF INDUSTRIES INC.

          Consolidated Statement of Income (Loss) and Retained Earnings
                           (Expressed in U.S. Dollars)

                        For the years ended December 31,

                                                          1998                      1997                   1996
                                                    ---------------------     ---------------------     ---------------------
Expenses
    Administration                                   $   769,790               $   8,078                 $  5,383
    Amortization                                          50,400
    Executive compensation                                63,000                      --                       --
    Rent                                                  38,073                      --                       --
    Research and development                             590,118                      --                       --
                                                       1,511,381                   8,078                    5,383

Net Loss for the year, before undernoted              (1,511,381)                 (8,078)                  (5,383)

Income (loss) from discontinued operations
    (Note 9)                                             (14,350)                 (88,308)                 10,239

Loss on sale of subsidiary company (Note 9)             (273,099)                     --                       --

Net Income (Loss) for the year                        (1,798,830)                 (96,386)                  4,856

Retained Earnings (Deficit), beginning of year           (91,530)                   4,856                      --


Retained Earnings (Deficit), end of year             $(1,890,360)              $ (91,530)               $   4,856
                                                    =====================     =====================     =====================

Income (Loss) per share                                       (0.19)              (0.01)                        0.01
                                                    =====================     =====================     =====================


                              WOLF INDUSTRIES INC.

                      Consolidated Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                        For the years ended December 31,

                                                1998                        1997                     1996
                                          -----------------           -----------------       -----------------
Cash provided by (used for):
Operating activities
Net income (loss) from
    continuing operations
                                        $   (1,511,381)            $    (8,078)              $     (5,383)

Items not affecting cash
   Amortization                                 50,400                      --                        --
                                          -----------------           -----------------       -----------------
                                             1,460,981                  (8,078)                    (5,383)

   Changes in working capital:
         Accounts receivable                   (27,858)                     --                        --
         Prepaid expenses                      (25,000)                     --                        --
         Accounts payable                      850,977                  24,171                      6,982
                                          -----------------           -----------------       -----------------
                                              (662,862)                 16,093                      1,599

Discontinued operations                         17,698                (132,913)                  (250,304)
                                          -----------------           -----------------       -----------------
                                              (645,164)               (116,820)                  (248,705)
                                          -----------------           -----------------       -----------------
Financing activities

   Issue of common shares                      644,606                 101,449                    348,650
   Share issue costs                                --                 (54,412)                   (41,320)
                                          -----------------           -----------------       -----------------
                                               644,606                  47,037                    307,330
                                          -----------------           -----------------       -----------------

Increase (decrease) in cash                       (558)                (69,783)                    58,625

Cash (bank indebtedness),
      beginning of year
                                               (11,158)                 58,625                        --
                                          -----------------           -----------------       -----------------
Cash (Bank indebtedness),
    end of year                         $      (11,716)             $  (11,158)             $      58,625
                                          =================           =================       =================


                              WOLF INDUSTRIES INC.

                 Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)

                        For the years ended December 31,


                                        Common Shares              Additonal          Retained          Foreign
                              --------------------------------     Paid-In            Earnings          Exchange
                                   Shares           Amount         Capital            (Deficit)         Gains            Total
------------------------------------------------------------------------------------------------------------------------------------


1998

Balance, beginning of year    $ 10,684,716      $ 10,684      $  343,683          $    (91,530)      $   8,258      $   271,095

Stock Reverse Split 3:1         (7,123,094)           --              --                    --              --             --

Common shares issued             7,773,026            --       1,988,606                    --              --        1,988,606

Share issue costs                       --            --              --                    --              --             --

Net loss                                --            --              --            (1,798,830)             --       (1,798,830)

Unrealized foreign
    Exchange gain                       --            --              --                    --          (8,258)          (8,258)
                                ------------    ------------  ------------        -------------      ------------   ------------

Balance, end of year          $ 11,334,648      $ 10,684      $2,332,289          $ (1,890,360)      $      --      $   452,613
                                ============    ============  ============        =============      ============   ============
1997

Balance, beginning of year      10,497,300      $ 10,497      $  296,833          $      4,856       $      --      $   312,186

Common shares issued           187,416,000           187         101,262                    --              --          101,449

Share issue costs                       --            --         (54,412)                   --              --          (54,412)

Net loss                                --            --              --               (96,386)             --          (96,386)

Unrealized foreign
    Exchange gain                       --            --              --                    --           8,258            8,258
                                ------------    ------------  ------------        -------------      ------------   ------------

Balance, end of year            10,684,716      $ 10,684      $  343,683          $    (91,530)      $   8,258      $   271,095
                                ============    ============  ============        =============      ============   ============
1996

Common shares issued            10,497,300      $ 10,497      $  338,453          $         --       $      --      $   348,650

Share issue costs                       --            --         (41,320)                   --              --          (41,320)

Net income                              --            --              --                 4,856              --            4,856
                                ------------    ------------  ------------        -------------      ------------   ------------

Balance, end of year            $ 10,497,300    $ 10,497      $  296,833          $      4,856       $      --      $   312,186
                                ============    ============  ============        =============      ============   ============


                              WOLF INDUSTRIES INC.

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                 For the years ended December 31, 1998 and 1997

1.       Operations

          Wolf Exploration Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc. The Corporation's business offices are located in Vancouver, British Columbia, Canada.

          In April 1998, the Corporation acquired an exclusive license to develop and market a dental color analyzer. (Note 10). The Company's primary business activity since that date has been to conduct research, development and marketing plans to manufacture and sell the product. Prior to this acquisition, the Corporation's primary business activity was the blending of chemicals for use in oilfield production from a wholly owned subsidiary's plant in Calgary, Alberta, Canada. The subsidiary 714674 Alberta Ltd. was sold effective June 30, 1998. (Note 9)

          The consolidated financial statements of the corporation are prepared in accordance with U.S. generally accepted accounting principles.

2.       Significant Accounting Policies

         (a)   Consolidation (Discontinued Operations)

               The Corporation sold its wholly owned subsidiary, 714674 Alberta Ltd. (o/a Calgary Chemical) effective June 30, 1998. (Note 9) The presentation of the consolidated financial statements for this and prior years has been changed to reflect the subsidiary as a discontinued operation.

         (b)   Excess of Cost over Net Identifiable Assets Acquired

               The excess of cost over net identifiable assets acquired was amortized on a straight-line over ten years.

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


         (d)   Intangible Asset

               Intangible asset, license and patent rights, are recorded at cost less accumulated amortization. Amortization is provided on a straight line basis over a term of twenty years. Pursuant to Statement of Financial Accounting Standards No 121, long lived assets held by the Company must be reviewed for impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss is recognized in the period it is determined.

                              WOLF INDUSTRIES INC.

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                 For the years ended December 31, 1998 and 1997

2.       Significant Accounting Policies, continued

         (e)   Revenue Recognition

               Revenue earned by 714674 Alberta Ltd. in the blending of chemicals was recorded on the completed contract basis.

         (f)   Foreign Currency Translation

               The Company's functional currency is the Canadian Dollar and reporting currency is the United States dollar. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in income in the period they occur.

         (g)   Income Taxes

               The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109. The only significant tax assets the Company has are the accumulated non-capital losses which are available to offset future taxable income. The Company's operations have no income subject to income taxes and cannot be determined that such tax assets will be realized. Accordingly, the Company would eliminate the effect of the recognition of any of these tax assets by the recording of a valuation allowance equal to the value of the tax assets.

         (h)   Use of Estimates

               The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that reflect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

3.       Capital Assets

                                              1998                 1997
                                         ---------------------------------------
                                         Net Book Value         Net Book Value
                                         -----------------   -------------------
Equipment                                     --                   21,780
Processing equipment                          --                   232,572
Furniture and fixtures                        --                   11,353
Leasehold improvements                        --                   11,857
                                       ------------------    -------------------
                                        $     --             $     277,562
                                       ==================    ===================

                              WOLF INDUSTRIES INC.

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                 For the years ended December 31, 1998 and 1997


4.   Excess of Cost over Net Identifiable Assets Acquired


                                               1998                     1997
     Excess of cost over net identifiable
     assets acquired in acquisition of
     714674 Alberta Ltd. (
     o/a Calgary Chemicals)

                                            $      --               $ 257,647

     Less accumulated amortization                 --                 (29,933)
                                           ------------             ------------

                                            $      --               $ 227,714
                                           ============             ============
5.   Bank Indebtedness

     Bank indebtedness consists of:            1998                     1997
                                           ------------             ------------
     Bank overdraft                         $  11,716                $ 11,158
     Demand operating loan                         --                  52,331
                                           ------------             ------------
                                            $  11,716                $ 63,489
                                           ============             ============
6.   Long-Term Debt

                                                 1998                    1997
                                           ------------             ------------
     Term bank loan  requiring  monthly
     payments of $2,796 plus interest
     at Canadian bankers acceptance
     rate plus 4.14%, secured by a
     first charge on all assets

                                            $      --                $  169,327

     Less current portion                          --                    33,522
                                           ------------             ------------
                                            $      --                $  135,805
                                           ============             ============

     During 1997, at the option of the vendor, $46,449 of the vendor loan payable was converted into 77,416 common shares.

                                               WOLF INDUSTRIES INC.

                                    Notes to Consolidated Financial Statements
                                            (Expressed in U.S. Dollars)

                                  For the years ended December 31, 1998 and 1997

7.  Common Stock

Authorized:   200,000,000 common shares, par value $0.001 each.

                                                 1998                                    1997

                                     Number              Amount               Number            Amount
                                 --------------      --------------        --------------   --------------
Issued and outstanding

Balance beginning of year        $  10,684,716       $    354,367          $  10,497,300    $   307,330

3:1 Reverse Stock Split             (7,123,094)                --

Private Placements                          --                 --                 85,000         42,500

Conversion of Vendor Loan                   --                 --                 77,416         46,449

Acquisition of licences              4,800,000                 --                     --             --

For services                         2,973,026          1,988,606                 25,000         12,500

                                                                              10,684,716        408,779
Less share issue costs                      --                 --                     --        (54,412)

                                 --------------      --------------        --------------   --------------
                                 $  11,334,648       $  2,342,973          $  10,684,716       $354,367
                                 ==============      ==============        ==============   ==============
Represented by:
Common shares at par value                                10,684                            $    10,684
Additional paid in capital                                2,332,289                             343,683
                                                     --------------                         --------------
                                                     $    2,342,973                         $   354,367
                                                     ==============                         ==============

     At December 31, 1998, options providing for the issue of additional common shares are outstanding as follows:

      Number               Price                 Expiry Date

    1,050,000              $0.25               August 17, 2003
      75,000               $0.25               October 1, 2003

                              WOLF INDUSTRIES INC.

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                 For the years ended December 31, 1998 and 1997

7.   Common Stock, continued

     The Company accounts for options granted using the intrinsic value method and in accordance with the accounting prescribed in Accounting Principles Board Opinion No 25 ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method is the fair value accounting provided for under FASB statement No. 123 ("SFAS No 123"), which required the use of option valuation models. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997, and 1996; risk free rate of 5.25%; no dividends, volatility factor of the expected life of the Company's common stock of 163%; and a weighted average expected life of the options granted in each year of five years. The pro forma effect of SFAS No 123 is as follows:

                                             Pro Forma
                                             ---------
          December 31, 1998

Net loss for the period        $     2,074,046
Loss per share                 $         0.221


     No fair value estimate was made for 1997 and 1996 as the Company's stock was not publicly traded.

8.   Related Parties

     (i) During the year, the company paid or accrued $63,000 for management fees to a company wholly owned by a director.

     (ii) A total of $31,679 was paid or accrued to a director and to a company owned by a director for consulting and technical services rendered.

     (iii)Accounts payable includes $4,900 payable to a company wholly owned by a director for consulting fees.

                              WOLF INDUSTRIES INC.

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                 For the years ended December 31, 1998 and 1997

9.   Sale of 714674 Alberta Ltd. (o/a Calgary Chemical)

     The Corporation disposed of its wholly owned subsidiary, 714674 Alberta Ltd. (o/a Calgary Chemical) effective June 30, 1998 to an arm's length corporation. The consideration for the sale was: a payment of fifteen percent of the subsidiary's audited after-tax profit for the fiscal year 1998; indemnification of the Corporation from Calgary Chemical's bank debt; a release of the employment contract of the former president of the Corporation; cancellation of options to purchase shares of the Corporation held by the former president; and forgiveness by the Corporation of $59,735 owed by the subsidiary to the Corporation.

     As a result of the sale of 714674 Alberta Ltd. (Calgary Chemical) effective June 30, 1998, the company has reflected the operations of Calgary Chemical as a discontinued operation. Revenue from sales during the six months until the sale was $286,347 compared to $444,192 for the year 1997 and $145,889 for the year 1996 (from acquisition September 30, 1996). Cost of goods sold was $147,496 in 1998, $227,240 in 1997 and $75, 723 in 1996.

10.  Intangible Asset

     On April 8, 1998, the Corporation entered into a License Agreement with Andrew Engineering Inc., ("Andrew") an arm's length corporation, whereby the Corporation acquired a worldwide license to manufacture and market a patented device for the color matching of dentures to a patient's tooth color. The license agreement requires the Corporation and Andrew to develop a business plan for manufacturing and marketing of the device, including obtaining of financing; issuance of 4.8 million shares of the Corporation's stock to Andrew; and provides for the Corporation to pay a royalty of 10% of the gross profit of sales if the Corporation manufactures the product itself, or 7% of gross profit if manufacturing is done by an independent third party. The 4.8 million shares were issued during the year for a deemed value of $1,344,000.

11.  Contingencies

     (i) An action has been brought by AEI Trucolor Inc. in British Columbia Supreme Court against Wolf Industries Inc., Andrew Engineering Inc. and other parties to the Licence Agreement as described above. AEI has made a claim against the defendants as follows:

     (a) Declaration that AEI Trucolor Inc. holds all ownership rights and interest in the dental color analyzer;

     (b) An injunction against the Defendants from continuing the commercial or other development of the dental color analyzer;

     (c) An injunction against the Defendants from disposing of or in any way dealing with the dental color analyzer;

     (d) An order that the dental color analyzer be delivered forthwith to the Plaintiff;

     (e) An accounting of all monies, profits and benefits made and received by the Defendants for and on account of AEI Trucolor Inc.;

     (f)  General damages

     (g)  Punitive damages

     The  Corporation  has filed an  Appearance  and is  currently  preparing  a
     response   denying  the  allegations  and  requesting  that  the  claim  be dismissed.

                                               WOLF INDUSTRIES INC.

                                    Notes to Consolidated Financial Statements
                                            (Expressed in U.S. Dollars)

                              For the years ended December 31, 1998 and 1997

11.  Contingencies, continued

     (ii) The Company is presently in litigation in the Los Angeles County Superior Court, West District, Santa Monica, California, concerning the approximately $55,000 demand of the complaint purportedly due and owing by the Company to Plaintiff Harvey Productions Inc. for public relations services allegedly rendered but not paid. The Company has denied these allegations. The matter is still in the discovery stage and has not been set for trial.

12.  Uncertainty Due to the Year 2000 Issue:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on the dates indicated.

Date:  May 11, 1999
---------------------------------

Wolf Industries Inc.

By /s/ Patrick A. McGowan
---------------------------------
Patrick A. McGowan, Title:  President, Chief Executive Officer, and Director

By /s/ Allen Schwabe
---------------------------------
Allen Schwabe, Title:  Director

By /s/ David Gane
---------------------------------
David Gane, Title:  Director