Form 10QSB
period 1999-03-31
WOLF INDUSTRIES INC
filed 1999-05-24
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 7, 1999, the Registrant had 11,334,648 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No [X]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                               3 Months ended                  3 Months ended
                                                               March 31, 1999                  March 31, 1998
                                                          -------------------------      --------------------------

                                                   Assets
Current
     Accounts receivable                                 $  31,898                        123,605
     Inventory                                              -                             56,924
     Prepaid expenses                                       25,000                        1,737
                                                          -------------------------      --------------------------
                                                            56,898                        182,266

Capital Assets                                              -                             269,955

 Excess of cost over net identifiable
 assets acquired                                             -                            221,272

Intangible Asset                                            1,276,800                      -

                                                         $  1,333,698                  $  673,493
                                                          =========================      ==========================

                                                   Liabilities

Current
     Bank indebtedness                                 $    17,412                      $  5,341
     Demand bank loan                                       -                              52,478
     Accounts payable and  accrued liabilities              1,016,885                      180,116
     Due to shareholders                                    14,946                            -
                                                         --------------               -------------
                                                            1,049,243                      237,935

     Long term debt                                         -                              160,931
                                                      ----------------------      --------------------------

                                                            1,049,243                      398,866
                                                      ----------------------      --------------------------

                                                   Stockholders' Equity

Common shares                                               2,342,973                      354,368
Unrealized foreign exchange gain (loss)                     -                              6,923
Deficit                                                     (2,058,518)                    (86,664)
                                                          -------------------------      --------------------------
                                                            284,455                        274,627
                                                          -------------------------      --------------------------

                                                         $  1,333,698                  $   673,493
                                                          =========================      ==========================


               Interim Consolidated Statement of Loss and Deficit
                                   (Unaudited)


                                              3 Months ended                      3 Months ended
                                              March 31, 1999                      March 31, 1998
                                         -------------------------           -------------------------

Expenses
     Amortization                              16,800                           $  -
     Administration                            88,454                              6,076
     Executive compensation                    21,000                              -
     Rent                                      12,374                              -
     Research and development                  29,529                              -
                                         -------------------------           -------------------------

                                              168,157                              6,076
                                         -------------------------           -------------------------

Loss from operations                         (168,157)                            (6,076)

Income from discontinued operations           -                                    4,366

Net loss                                     (168,157)                            (1,710)

Deficit, beginning of period               (1,890,361)                           (84,954)
                                         -------------------------           -------------------------

Deficit, end of period                   $ (2,058,518)                        $  (86,664)
                                         =========================           =========================


Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing illiquidity and is dependent upon a shareholder to provide funds to maintain its activities, pending resolution of the AEI Trucolor Inc. legal matter (See Part II - Item 1 -"Legal Proceedings") whereupon it expects to be able to raise funds through the issuance of shares.

(b)  Capital Resources

The Company had a working capital deficiency of $992,345 at March 31, 1999. As noted above, the Company is receiving funding from a shareholder pending resolution of the AEI Trucolor Inc. legal matter.

(c)  Results of Operations

For the three months ended March 31, 1999, the Company incurred a net loss of $168,157.

The Company acquired a world-wide licence to manufacture and market a patented device for the color matching of dentures to a patient's existing tooth color. During the three months ended March 31, 1999, the Company incurred $29,529 of costs for research and development of the device.

Administration expenses for the three-month period amounted to $88,454, compared to $6,076 in the same period of 1998. The 1998 costs are not comparable, as most of the administration expenses were incurred by the Company's former subsidiary, 714674 Alberta Ltd. ("Calgary Chemical"). Due to the sale (see Item 5) the Company has treated the results of Calgary Chemical for the first quarter of 1998 as a discontinued operation.

Part II - Other Information

Item 1 - Legal Proceedings:

AEI Trucolor Inc.

An action has been brought by AEI Trucolor Inc. ("AEI") in British Columbia Supreme Court against Wolf Industries Inc., Andrew Engineering Inc. and other parties to the License Agreement. AEI has made a claim against the defendants as follows:

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

(e) An accounting of all monies, profits and benefits made and received by the Defendants for an on account of AEI Trucolor, Inc.;

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

Item 2. - Changes in Securities:  None

Item 3. - Default Upon Senior Securities: There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information:  None

Item 6: Exhibits and Reports on Form 8-K:  None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: May 20, 1999

/s/Patrick McGowan
Patrick McGowan, President

/s/Allen Schwabe
Allen. Schwabe, Secretary, Treasurer