Form 10QSB
period 1999-06-30
WOLF INDUSTRIES INC
filed 1999-08-17
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 13, 1999, the Registrant had 6,884,648 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.


                           Consolidated Balance Sheet
                                   (Unaudited)

                                       6 Months ended      6 Months ended
                                       June 30, 1999       June 30, 1998
                                    ------------------   ------------------

Assets

Current

     Cash                            $   167             $  -

     Accounts receivable              40,353                 78,594
     Inventory                        -                      76,678
     Prepaid expenses                 -                       6,900
                                    ------------------   ---------------
                                      40,520                162,172

Capital Assets                        -                     262,999

Excess of cost over net
  identifiable assets acquired        -                     219,547

Intangible Asset                      -                     -

                                   $  40,520             $  644,718
                                    ==================   ===============

Liabilities

Current
     Bank indebtedness             $                     $   53,170
     Demand bank loan                 -                      54,503
     Accounts payable and
       accrued liabilities         1,127,267                863,471
     Due to shareholders              -                      14,946
                                   1,127,267                986,090

     Long term debt                   -                     182,546
                                    ------------------   ---------------

                                   1,127,267              1,168,676
                                    ------------------   ---------------

Stockholders' Equity

Common shares                      1,061,973                354,368
Unrealized foreign
   exchange gain (loss)               -                      21,566
Deficit                            (2,148,720)             (899,892)
                                    ------------------   ---------------
                                  (1,086,747)              (523,958)
                                    ------------------   ---------------

                                   $  40,520             $  644,718
                                    ==================   ===============

               Interim Consolidated Statement of Loss and Deficit
                                   (Unaudited)


                                    6 Months ended        6 Months ended
                                     June 30, 1999         June 30, 1998
                                    ---------------       -----------------


Expenses
     Administration                $ 185,861             $ 289,295
     Executive compensation           42,000                17,728
     Rent                             12,374                15,000
     Research and development         68,524               464,964
                                    ---------------        ----------------

                                     308,759               786,987
                                    ---------------       -----------------

Loss from operations                 308,759               786,987

Loss from discontinued operations     -                     21,045

Net loss                             308,759               808,032

Deficit, beginning of period**     1,839,961                91,860
                                    ---------------       -----------------

Deficit, end of period             $2,148,720            $ 899,892
                                    ===============       =================


**The 1999 beginning deficit has been restated to reflect cancellation of the license agreement, as the 1998 fiscal year statements included $50,400 of amortization expenses relating to the agreement. (See Item 2(c) - Results of Operations).

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a) Liquidity

The Company is experiencing illiquidity and has been dependent upon a shareholder to provide funds to maintain its activities, pending resolution of the AEI Trucolor Inc. legal matter (See Part II - Item 1 -"Legal Proceedings"). The shareholder has provided $991,924 to June 30, 1999 which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $1,086,747 at June 30, 1999. As noted above, the Company has been receiving funding from a shareholder.

(c)  Results of Operations

For the six months ended June 30, 1999, the Company incurred a net loss of $308,759, compared to a net loss of $808,032 in the prior year. Also during the period, the Company incurred $68,524 of costs for research and development.

Administration expenses for the six-month period in 1999 amounted to $185,861, compared to $289,295 in the same period of 1998.

As a result of the agreements described in Part II - Item 1 below, the license agreement covering the rights to the dental color analyzer was cancelled, and the 4.8 million shares of the company issued to Andrew Engineering Inc. were returned to treasury to be cancelled. The financial statements as at June 30, 1999 included herein reflect that cancellation, which has the effect of eliminating the intangible asset previously shown on the balance sheet; reversing amortization charged to expenses in the current year; and reducing capital stock by the 4.8 million shares ($1,344,000). The 1999 beginning deficit has been restated to delete $50,400 of amortization charged to expenses in the prior year relating to the license agreement.

Part II - Other Information

Item 1 - Legal Proceedings:

AEI Trucolor Inc.

An action was brought by AEI Trucolor Inc. ("AEI") in British Columbia Supreme Court against Wolf Industries Inc., Andrew Engineering Inc. and other parties to the License Agreement. AEI has made a claim against the defendants as follows:

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

(f)  General damages; and

(g)  Punitive damages

This action was settled by the execution of two separate agreements dated June 25, 1999, as described below, the effect of which will be that the Company will acquire a 60% equity interest in AEI Trucolor Inc. ("Trucolor"), a non-reporting British Columbia company. As a result of the Settlement Agreements described below, Trucolor becomes the owner of a Dental Color Analyzer (the "Analyzer"), a small spectrophotometer to be used in the matching of shades and colors of materials utilized in replacement and restorative dental work.

The first agreement is an asset purchase agreement entered into with Andrew Engineering Inc. ("AEI"), which will see the Company acquiring AEI's 25% equity interest in Trucolor. As consideration for the acquisition, the Company will issue to AEI 50,000 restricted shares in its capital stock. As well, AEI has been granted the right to acquire, in the event a manufacturing/distribution agreement is consummated, as described below, 25% of the Company's then existing interest in Trucolor.

The second agreement is entered into between the Company, AEI, Andrew Rawicz and GPT Management Ltd. ("GPT") and results in the litigation initiated by GPT concerning the ownership of the Analyzer being dismissed (Victoria Registry No. 99-0811), and in a declaration that Trucolor is in fact the owner of the Analyzer.

This agreement goes on to provide for the Company acquiring 15% of GPT's equity interest in Trucolor and for its acquisition, without additional consideration, of a further 20% interest, upon execution by Trucolor of an agreement with a third party for the manufacturing/distribution of the Analyzer.

This agreement (the "Settlement Agreement") provides further that the Company's May, 1998 License Agreement with AEI be cancelled and, as a consequence, the 4,800,000 restricted shares of the Company, issued in respect of the License Agreement, shall be returned to treasury for cancellation.

In summary, in the event that a manufacturing/distribution agreement is consummated with a third party, as anticipated by the Settlement agreement, and subject to the terms and conditions contained in the manufacturing/distribution agreement, the Company will own a 45% equity interest in Trucolor, GPT a 40% interest and AEI a 15% interest.

It is the intention of the Company to work closely with GPT in order to attract a large manufacturer/distributor for the Analyzer. Several entities have expressed interest in becoming partners in the project. The Company is pleased to have reached this agreement which sees the litigation concerning ownership of the technology resolved and allows action to be taken concerning commercialization, manufacture, and sale of the Analyzer.

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

Item 2. - Changes in Securities: As a consequence of the License Agreement with Andrew Engineering Inc. being cancelled (Part II, Item 1), 4,800,000 shares of stock of the Company were returned to treasury for cancellation.

Item 3. - Default Upon Senior Securities: There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information. None

Item 6: Exhibits and Reports on Form 8-K:

     10.5 Asset purchase agreement with Andrew Engineering Inc.

     10.6 Letter Agreement with GPT Management Ltd. and Andrew Engineering Inc.

     27  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: August 13, 1999

/s/Patrick McGowan
------------------
Patrick McGowan, President

/s/Allen Schwabe
----------------
Allen. Schwabe, Secretary, Treasurer