Form 10QSB
period 1999-09-30
WOLF INDUSTRIES INC
filed 1999-11-16
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended: September 30, 1999
                                                     ------------------

                                       Or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission file number: 0-22723
                                                 -------

                              WOLF INDUSTRIES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                           NEVADA              98-0171619
                           ------              ----------
                 (State of incorporation) (IRS Employer ID No.)

                          Suite 404 - 110 Cambie Street
                   Vancouver, British Columbia, Canada V6B 2M8
                   --------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 688-6306
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X No

As of November 12, 1999, the Registrant had 7,034,648 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
==============================


Item 1 - Financial Statements: The following unaudited financial statements ------------------------------- include all adjustments which in the opinion of management are neccesary in order to make the financial statements not misleading.



                           Consolidated Balance Sheet
                                   (Unaudited)


                                         9 Months ended      9 Months ended
                                         Sept. 30, 1999      Sept. 30, 1998
                                        ---------------    ----------------


          Assets

Current

     Accounts receivable                $    4,957         $   75,364

     Inventory                                -                73,527
     Prepaid expenses                         -                 6,616
                                        ---------------    ----------------
                                             4,957            155,507

Long-term investment                         7,500               -

Capital Assets                                -               256,716

 Excess of cost over net identifiable
    assets acquired                           -               213,725

Intangible Asset                              -             1,344,000

                                        $   12,457         $1,969,948
                                        ===============    ================

          Liabilities

Current
     Bank indebtedness                  $      353         $   71,952
     Demand bank loan                         -                52,264
     Accounts payable and  accrued
       liabilities                       1,040,897            798,576
     Due to shareholders                   -                   14,846
                                         1,041,250            937,638

     Long term debt                           -               175,083
                                        ---------------    ----------------

                                         1,041,250          1,112,721
                                        ---------------    ----------------

          Stockholders' Equity

Common shares                            1,084,474          1,850,843
Unrealized foreign exchange gain (loss)       -                31,107
Deficit                                 (2,113,267)        (1,024,723)
                                        ---------------    ----------------
                                        (1,028,793)           857,227
                                        ---------------    ----------------

                                        $   12,457         $1,969,948
                                        ===============    ================

               Interim Consolidated Statement of Loss and Deficit
                                   (Unaudited)


                                        9 Months ended     9 Months ended
                                        Sept. 30, 1999     Sept. 30, 1998
                                        ---------------    ----------------


Expenses
     Administration                     $  130,702         $  433,151
     Executive compensation                 61,000             25,054
     Rent                                   12,374             31,578
     Research and development               69,230            408,385
                                        ---------------    ----------------

                                           273,306            898,168
                                        ---------------    ----------------

Loss from operations                       273,306            898,168

Loss from discontinued operations             -                34,695

Net loss                                   273,306            932,863

Deficit, beginning of period**           1,839,961             91,860
                                        ---------------    ----------------

Deficit, end of period                  $2,113,267         $1,024,723
                                        ===============    ================


**The 1999 beginning deficit has been restated to reflect cancellation of the license agreement, as the 1998 fiscal year statements included $50,400 of amortization expenses relating to the agreement. (See Item 2(c) - Results of Operations).

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

(a)  Liquidity

     The Company is experiencing illiquidity and has been dependent upon a shareholder to provide funds to maintain its activities. The shareholder has provided $1,018,305 to June 30, 1999, and was repaid $53,230 in the quarter, leaving a balance of $965,075, which is included in accounts payable. There are no specific terms of repayment.


(b)  Capital Resources

     The Company had a working capital deficiency of $1,036,293 at September 30, 1999. As noted above, the Company has been receiving funding from a shareholder.

(c)  Results of Operations

     For the nine months ended September 30, 1999, the Company incurred a net loss of $273,306, compared to a net loss of $932,863 in the same period of the prior year. Also during the nine months, the Company incurred $69,230 of costs for research and development, compared to $408,385 in the same nine months of 1998.

     Administration expenses for the nine-month period in 1999 amounted to $130,702, compared to $433,151 in the same period of 1998.

     The 1999 beginning deficit has been restated to delete $50,400 of amortization charged to expenses in the prior year relating to the license agreement. (See Part II - Item 1 of the Company's 10-QSB for the quarter ended June 30, 1999).


Part II - Other Information
===========================


Item 1 - Legal Proceedings:
---------------------------

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

Item 2. - Changes in Securities: None.

Item 3. - Default Upon Senior Securities: There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security  Holders:  None during the quarter.

Item 5. - Other Information: None

Item 6. - Exhibits and Reports on Form 8-K: None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WOLF INDUSTRIES INC.

Dated: November 15, 1999


/s/ "P.A. McGowan"
------------------
Patrick McGowan, President


/s/ "A. Schwabe"
----------------
Allen Schwabe, Secretary, Treasurer