Form 10KSB
period 1999-12-31
WOLF INDUSTRIES INC
filed 2000-04-05
CIK 1040482

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1999.


                              WOLF INDUSTRIES INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          Nevada                                    E.I.N. 98-0171619
----------------------------------        -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

              205 - 16055 Fraser Highway, Surrey, B.C.         V3S 2W9
              ----------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code:  (604) 597-0036
                                                            --------------

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT: NONE.

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

Title of each class    Name of each exchange on which each class is registered
--------------------   -------------------------------------------------------
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

                           YES  ( X )       NO (   )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 1999 were $nil. Issuer's Common Shares outstanding at March 29, 2000 was 7,430,664. The aggregate market value based on the voting stock held by non-affiliates as of March 29, 2000 was $5,048,443 (based on 7,181,284 shares and on an average of bid and asked prices of $0.703).

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

As a result of settlement of the litigation with AEI Trucolor Inc. ("Trucolor"), the License Agreement was cancelled and the 4,800,000 shares were returned to the treasury in 1999. (see Item 3 - Legal Proceedings).

This action was settled by the execution of two agreements the effect of which is that the Company can acquire a 60% interest in Trucolor, an arm's length company. As a result of the agreement, Trucolor became the owner of the rights to the device.

In March, 2000, the Company entered into an agreement with a private company, Eastview Capital Inc. which, by a prior agreement, acts on behalf on Interactive Travel Systems Media Group ("ITS") with the intention of entering into an acquisition agreement with ITS. ITS is a private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The acquisition of ITS is subject to funding requirements and the satisfactory completion of a due diligence process by both parties.

The Company has agreed to a private placement in the amount of 1,500,000 restricted common shares to be issued at $0.50 per share to raise a total of $750,000, as to $500,000 pursuant to the requirements for the acquisition, and $250,000 for working capital.

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

The Company has developed preliminary business plans to proceed with manufacture and sale of the units, but was been delayed in proceeding pending completion of this research and development, and by the action brought against the Company by AEI Trucolor (see Item 3 - Legal Proceedings).

As a result of settlement of the Trucolor action, Trucolor became the owner of the dental color analyzer. In the event that a manufacturing/distribution agreement is consummated with at third party, as anticipated by the settlement agreement, and subject to the terms and conditions contained in the manufacturing/distribution agreement, the Company will own a 45% interest in Trucolor, GPT a 40% interest, and AEI a 15% interest.

                    CALGARY CHEMICAL

The Company owned and operated its subsidiary, 714674 Alberta Ltd. until June 30, 1998, when it was sold as described previously. As a result, the Company is no longer involved in the manufacturing and sale of chemical products.


ITEM 2. DESCRIPTION OF PROPERTY

As a result of the change of management and business direction, the Company relocated its head offices from Calgary, Alberta to Vancouver, British Columbia. Its Vancouver office was shared with other companies, and the Company paid for its share of rent and office expenses under month-to-month arrangements with the other companies. The Company occupied approx. 1,000 square feet of space and paid $12,374 in the year 1999 for its share of office rent. Effective January, 2000, the company relocated its office to Surrey, B.C., a Vancouver suburb, under an agreement to pay $200.00 per month for office rent, plus telephone charges and disbursements. The company shares this office with other companies, and occupies approx. 150 square feet.


ITEM 3 LEGAL PROCEEDINGS

AEI Trucolor
-------------
An action was brought by AEI Trucolor Inc. ("Trucolor"), in the British Columbia Supreme Court against the Company, Andrew Engineering Inc. ("AEI"), and the other parties to the License Agreement. Trucolor made a claim against the defendants as follows:

(a) A declaration that Trucolor holds all ownership rights and interest in the Dental Color Analyzer (the "Analyzer");

(b) Injunction against the Defendants from continuing the commercial or other development of the Analyzer;

(c) An injunction against the Defendants from disposing of or in any way dealing with the Analyzer;

(d)  An order that the Analyzer be delivered forthwith to the Plaintiff;

(e) An accounting of all monies, profits and benefits made and received by the defendants for and on account of Trucolor;

(f)  General damages; and

(g)  Punitive damages.

The dispute was settled and the action dismissed pursuant to the terms of a binding Letter Agreement (the "Settlement Agreement"), dated June 25, 1999. The Settlement Agreement provides that the shareholdings in Trucolor, the owner of the Analyzer, be amended as follows:

     GPT Management Ltd.                -                 45%
     Andrew Engineering Inc.            -                 25%
     EAW Enterprises Ltd.               -                 20%
     Wolf Industries Inc.               -                 15%

By way of a separate Asset Purchase Agreement, also dated June 25, 1999, the Company acquired the 25% interest in Trucolor held by AEI. As a result, the Company's current equity interest in Trucolor in equal to 40%.

The Settlement Agreement also contains the following provisions:

(a) that, upon consummation of a marketing/distribution agreement with a qualified third party manufacturing/distribution company (the "Third Party Agreement"), the 20% interest in Trucolor held in escrow by EAW Enterprises Ltd. ("EAW"), will be transferred to the Company;

(b) that, in the event such a Third Party Agreement in not executed within 1 year of June 25, 1999, EAW's 20% will be transferred to GPT Management Ltd. ("GPT");

(c) that, in the event the Third Party Agreement is not executed within the 1 year time frame, and GPT's equity interest in Trucolor is increased to 65%, AEI will have the right, for a period of 120 days from June 25, 2000, to purchase GPT's interest for $300,000.00, paid on an after-tax basis;

(d) that, in the event a Third Party Agreement is executed, and the Company's equity interest in Trucolor increases to 60%, AEI will have the right to acquire 25% of the Company's interest, which amount will equal a 15% equity interest in Trucolor;

(e) that the License Agreement be cancelled and, as a consequence, the 4,800,000 shares in the Company's capital, issued in respect of that agreement, be cancelled.

In summary, in the event a Third Party Agreement is consummated, the Company will hold a 45% equity interest in Trucolor, GPT will hold a 40% interest and AEI a 15% interest.

It is the intention of the Company to work closely with GPT in order to attract a large manufacturer/distributor for the Analyzer. Several entities have expressed interest in becoming partners in the project. The Company is pleased to have completed the Settlement Agreement which sees the litigation concerning ownership of the technology resolved and allows action to be taken concerning commercialization, manufacture, and sale of the Analyzer.

These agreements are incorporated by reference from the Company's 10QSB filing for the quarter ended June 30, 1999.


Harvey Productions Inc.
-----------------------
The Company was in litigation in the Los Angeles County Superior Court West District, Santa Monica, California concerning the demand of approximately $55,000 purportedly due and owing by the Company to the plaintiff Harvey Productions Inc. for public relations services allegedly rendered but not paid. The Company denied these allegations.

This litigation was settled in February, 2000 by agreement of the Company to make a series of payments totalling $20,000 over the period from February to December, 2000. The agreement stipulated that in the event the Company defaults on any payment, the amount of $50,000 would then become due and payable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

     (a)  MARKET INFORMATION

Since December 15, 1997, the Company's stock has been listed for sale on the OTC Electronic Bulletin Board. As of December 31, 1999 there were eighteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

   Quarter Ending:             High ask per share:      Low bid per share:
   ---------------             --------------------     ------------------
   March 31, 1999                       $0.33                  $0.08
   June 30, 1999                        $0.19                  $0.10
   September 30, 1999                   $0.19                  $0.11
   December 31, 1999                    $0.14                  $0.04


The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

     (b)  HOLDERS

There were 40 holders of the Company's common stock as of December 31, 1999. This includes four holders of 75,001 shares of the Company's common stock whose certificates are restricted. 25,001 of the restricted shares were issued in December 1997 and 50,000 were issued in August 1999.

     (c)  DIVIDENDS

The Company has paid no dividends to date on its common stock. The Company reserves the right to declare a dividend when operations merit.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were $0.6928 U.S. for one Canadian dollar at December 31, 1999; $0.6522 at December 31, 1998 and $0.6991 at December 31, 1997.

     (a)  Results of Operations

The Company has had no revenues since June 30, 1998. As a result of the sale of 714674 Alberta Ltd. (Calgary Chemical) effective June 30, 1998, the Company reflected the operations of Calgary Chemical as a discontinued operation. Revenue from sales during the six months until the sale was $286,347 compared to $444,192 for the year 1997. Cost of goods sold was $147,496 in 1998, and $227,240 in 1997.

General and administrative expenses for the fiscal year ended December 31, 1999 were $275,494 compared to $769,790 in 1998. Due to the Trucolor legal action, the Company substantially reduced its level of activity pending resolution of the matter. Expenses in 1998 compared to 1997 reflect the change of business direction of the Company, including substantial costs for staff, legal, accounting, consulting, travel, and general office expenditures. Similar expenditures were $8,078 in 1997, but are not comparable, as the Company's operations were conducted by its former subsidiary, Calgary Chemical, which was sold in 1998. The Company incurred $3,436 (1998 - $590,118) of research and development costs in 1999, all related to the dental color analyzer. These costs included the manufacture of a quantity of the product for demonstration and testing purposes, and services of consultants and technical firms in testing, evaluating, and perfecting the product.

In 1998, the Company recorded a loss from discontinued operations of $14,350, and a loss from the sale of the subsidiary of $273,099.

     (b)  Capital Resources

The Company had a working capital deficiency of $1,120,718 at December 31, 1999. The AEI Trucolor matter (see Item 3 - Legal Proceedings) delayed the company's plans to raise capital through the issuance of shares. In the meantime, the Company has been meeting its obligations through funds loaned by a shareholder, and has issued capital stock for certain services rendered to the Company in accordance with an S-8 registration filing.

As at February, 2000, the funds loaned by the shareholder amounted to $1,009,889. With the legal proceedings now settled, the Company has agreed to settle this debt by the issuance of shares.

The Company has made no commitments for capital expenditures, but may have further requirements to expend funds on research and development on the product.

As a result of the agreement with Eastview Capital Inc., (Item 1(a), the Company has agreed to a private placement in the amount of 1,500,000 restricted common shares to be issued at $0.50 per share to raise a total of $750,000, as to $500,000 pursuant to the requirements of the acquisition, and $250,000 for working capital .

     (c)  Liquidity

The Company is illiquid at the present time and has been dependent upon a shareholder to provide funds to maintain its activities, as indicated previously. As a result of resolution of the Trucolor legal matter the Company expects to be able to raise funds through the issuance of shares.

     (d)  Year 2000 Computer Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change of date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to the efforts of customers, suppliers, or other third parties, have been fully resolved.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10-KSB. The principal accountants' report on the financial statements of the fiscal years 1999, 1998, and 1997 contained no adverse opinions, nor a disclaimer of opinion, nor qualified as to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation:

PATRICK A.  McGOWAN - (Age  61).  President,  C.E.O.  and  Director,  Coquitlam,
     British Columbia. President of the Company since April 16, 1998. September 1996 to April 1999, president of Consolidated Ewing Industries Inc. (now Lyra Resources Ltd.), Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the Canadian Venture Exchange ("CDNX"), formerly the Vancouver and Alberta Stock Exchanges. November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration. February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, and traded on the CDNX. August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the CDNX, engaged in natural resource exploration and development. October 1992
     - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

ALLEN SCHWABE  (Age  43). Treasurer  and  Director,   Delta,  British  Columbia.
     Treasurer since April 16, 1998. Since 1982 to the present, President and owner of Buellex Holdings, Inc., Delta, B.C., a company engaged in investing for its own account. January 1996 to present, a Consultant to Pacific Insight Electronics Corporation, Nelson, B.C., Canada providing investment advice with respect to current market conditions for a variety of investment options. March 1996 to the present, Director of Porcher Island Gold Corporation, Vancouver, B.C., a precious metal exploration company publicly traded on the CDNX. March 1991 to June 1995, Director of Cyberion Networking Corp., a publicly held company traded on the CDNX. March 1995 to June 1996, Director of East West Resource Corp., a publicly held mining company traded on the CDNX. May 1996 to September 1997, Director of G.F.M. Resources Ltd., a publicly held mining company traded on the CDNX.

PETER G.ROOK-GREEN (Age 59) Secretary of the Company,  Surrey, British Columbia.
     Secretary since March 20, 2000. Since 1994 to the present, President of Rook-Green Investments Inc. (d.b.a. R-G Management), a company engaged in providing administrative and accounting services to companies. May 1996 to present, Corporate Secretary and C.F.O. of Pallaum Minerals Ltd., Vancouver, B.C., Canada, a resource company trading on the CDNX; February 1997 to present, Corporate Secretary of Globalstore.com Incorporated,
     Vancouver,  B.C.,  an  internet  technology  company  trading  on the CDNX;
     September 1998 to present, Corporate Secretary, Olympus Stone Inc., Vancouver, B.C., a resource company trading on the CDNX; February, 2000 to present, Corporate Secretary of US Diamond Corp., Vancouver, B.C., a resource company trading on the CDNX; March, 1998 to present, Director of Anglo-Andean Explorations Inc., Vancouver, B.C., a resource company trading on the CDNX; and January, 2000 to present, Director of Rystar Communications Ltd., Vancouver, B.C., trading on the CDNX. Mr. Rook-Green obtained a Certified Management Accountant (C.M.A.) designation in 1971.

Mr. Schwabe resigned as Secretary of the Company on March 20, 2000, and was replaced by Mr. Rook-Green. Mr. Schwabe remains a Director and Treasurer of the Company.


ITEM 10. EXECUTIVE COMPENSATION

     (a)  SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

A private company wholly-owned by Mr. McGowan received or was due a total of $66,427 of compensation in the fiscal year ended December 31, 1999 in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999.

Mr. Schwabe received $12,902 during the year 1999 for consulting services provided to the Company.

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

During 1998, under the terms of the Key Plan, options to purchase 75,000 shares of the common stock of the Company was granted to an employee at $0.25 per share, for a five-year period. Also under the terms of the Key Plan, 1,973,026 shares of common stock of the Company were issued at a deemed price of $0.25 per share, and 1,000,000 shares of common stock of the Company at a deemed price of $0.20 per share for services rendered by key personnel to the Company. In 1999, under the terms of the Key plan, 350,000 shares were issued at a deemed price of $0.18, and 100,000 shares were issued at a deemed price of $0.15.

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

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999. In 1999, Andrea
Resources Ltd. a company wholly-owned by Mr. McGowan received or was owed a total of $66,427 for services rendered under this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of December 31, 1999 unless otherwise noted. The number of shares beneficially owned is deemed to include shares of Common Stock which directors of officers have a right to acquire pursuant to the exercise of options within sixty days of December 31, 1999. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
                None

     (b)  SECURITY OWNERSHIP OF MANAGEMENT.


Name and Address                           Number            Percentage
                                        Of Shares              of Class
--------------------------------------------------------------------------
Patrick A. McGowan
211 - 1148 Westwood Street
Coquitlam, B.C.

V3B 4S4                                   650.000 (1)              8.1%

Allen Schwabe
1730 Beach Grove Drive

Delta, B.C.                               200,000 (1)              2.5%
V4L 1P3

(1) Consists entirely of options to purchase shares at a price of $0.25 per share.


     (c)  CHANGES IN CONTROL

Changes in control occurred in April 1998, when Patrick A. McGowan was appointed the President and C.E.O. of the Company and Mr. Schwabe was appointed Secretary, Treasurer and members of the Board of Directors. All of the former directors resigned at that time and were replaced by the current directors, consisting of Mr. McGowan, Mr. Schwabe, and Dr. David Gane. Dr. Gane resigned as a director in June, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan is the sole shareholder of Andrea Resources Ltd., which billed the Company a total of $66,427 during 1999 for services rendered under the management agreement (Item 10(f)). Buellex Holdings Inc., a company wholly owned by Mr. Schwabe, billed the Company $12,902 during 1999 for consulting services. Also during 1999, Dr. Gane was paid $11,050 for consulting fees.

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

The following documents are filed as part of this report under Part II, Item 8:

Audited Financial Statements and notes thereto Pages F-1 to F-13

(a)      Exhibits as required by Item 601 of Regulation S-B



Exhibit Number     Description                                      Incorporated by Reference to
--------------     -----------                                      ----------------------------
(3) (a) (1)        Articles of Incorporation as amended             Registrant's Report on Form
                                                                    10SB12G dated June 19, 1997.

(10) (1)           Sale agreement between Wolf Industries Inc.      Registrant's Quarterly Report on
                   and Gorda Technology Holdings Limited            Form 10QSB for the quarter ended
                                                                    March 31, 1998

(10) (2)           License agreement between Wolf Industries        Registrant's Quarterly Report on
                   Inc., Andrew Engineering Inc., Andrew Rawicz     Form 10QSB for the quarter ended
                   Ph.D. and Ivan Melnyk Ph.D.                      March 31, 1998

(10) (3)           Asset purchase agreement between Wolf            Registrant's Quarterly Report on
                   Industries Inc. and Andrew Engineering Inc.      Form 10QSB for the quarter ended
                                                                    June 30, 1999

(10) (4)           Agreement between Wolf Industries Inc., Andrew   Registrant's Quarterly Report on
                   Engineering Inc., Andrew Rawicz and GPT          Form 10QSB for the quarter ended
                   Management Ltd.                                  June 30, 1999


                              WOLF INDUSTRIES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wolf Industries Inc.

We have audited the consolidated balance sheets of Wolf Industries Inc. as at December 31, 1999, and 1998 and the consolidated statements of loss and retained earnings (deficit), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards in the United States and Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Wolf Industries Inc as at December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in accordance with general accepted accounting principles.

Without qualifying our opinion we draw attention to the fact that the Company has incurred a net loss of $307,331 for the year ended December 31, 1999 and as at that date, the Company's current liabilities exceeded its current assets by $1,120,718. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The statements of loss and retained earnings (deficit), stockholders' equity, and cash flows for the year ended December 31, 1997 were audited by other auditors who expressed an opinion, without qualification, on March 12, 1998.

Vancouver, Canada                                /s/ "Morgan & Company"
                                                 -------------------------
March 24, 2000                                       Chartered Accountants


Comments by Auditors on United States - Canada reporting difference

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the stockholders dated March 24, 2000 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditor's Report.

Vancouver, Canada                          /s/ "Morgan & Company"
                                           -----------------------
March 24, 2000                                 Chartered Accountants



                              WOLF INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. Dollars)

                                AS AT DECEMBER 31

                                                                              1999             1998
                                                                         -------------     -------------
ASSETS
Current

    Cash                                                                 $      2,084      $      -
    Accounts receivable                                                         4,591            27,858
    Prepaid expenses                                                            -                25,000
                                                                         -------------     -------------
                                                                                6,675            52,858
                                                                         -------------     -------------

Intangible Asset (Net of Amortization) (Note 6)                                 -             1,293,600

Investment in AEI Trucolor Inc. (Note 7)                                        7,500             -
                                                                         -------------     -------------

                                                                         $     14,175      $  1,346,458
                                                                         =============     =============

LIABILITIES

Current

    Bank indebtedness                                                    $      -          $     11,716
    Accounts and advances payable and accrued liabilities                   1,127,393           882,129
                                                                         -------------     -------------
                                                                            1,127,393           893,845
                                                                         -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock (Note 3)                                                       1,084,473         2,342,973

Retained Earnings (Deficit)                                                (2,197,691)       (1,890,360)
                                                                         -------------     -------------
                                                                           (1,113,218)          452,613
                                                                         -------------     -------------

                                                                         $     14,175      $  1,346,458
                                                                         =============     =============




                              WOLF INDUSTRIES INC.

         CONSOLIDATED STATEMENT OF LOSS AND RETAINED EARNINGS (DEFICIT)
                           (Expressed in U.S. Dollars)

                         FOR THE YEARS ENDED DECEMBER 31

                                                                              1999               1998             1997
                                                                         -------------     -------------     -------------

Expenses
    Administration                                                       $    275,494      $    769,790      $      8,078
    Amortization                                                               -                 50,400             -
    Executive compensation                                                     66,427            63,000             -
    Rent                                                                       12,374            38,073             -
    Research and development                                                    3,436           590,118             -
                                                                         -------------     -------------     -------------
                                                                              357,731         1,511,381             8,078
                                                                         -------------     -------------     -------------

Loss for the year, before undernoted items:                                  (357,731)       (1,511,381)           (8,078)

Recovery of prior years amortization of intangible asset (Note
  7)                                                                           50,400             -                 -

Loss from discontinued operations                                              -                (14,350)          (88,308)

Loss on sale of subsidiary company (Note 5)                                    -               (273,099)            -

                                                                         -------------     -------------     -------------
Net Loss for the year                                                        (307,331)       (1,798,830)          (96,386)
                                                                         -------------     -------------     -------------

Retained Earnings (Deficit), beginning of year                             (1,890,360)          (91,530)            4,856
                                                                         -------------     -------------     -------------

Deficit, end of year                                                     $ (2,197,691)     $ (1,890,360)     $    (91,530)
                                                                         =============     =============     =============

Loss per share:

    On net loss from continuing operations before
      extraordinary item                                                 $     (0.04)      $      (0.16)     $     (0.00)
                                                                         =============     =============     =============

    On Net Loss                                                          $     (0.03)      $      (0.19)     $     (0.01)
                                                                         =============     =============     =============

Weighted Average Number of Shares Outstanding

                                                                           10,067,961         9,364,129        10,591,008
                                                                         =============     =============     =============



                              WOLF INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                         FOR THE YEARS ENDED DECEMBER 31

                                                                              1999              1998               1997
                                                                         -------------     -------------     -------------
Cash Provided By (Used For):
Operating Activity

    Loss from continuing operations                                      $   (357,731)     $ (1,511,381)     $     (8,078)

Item Not Affecting Cash

    Amortization                                                               -                 50,400               -

    Changes in working capital:
         Accounts receivable                                                   23,267           (27,858)              -
         Prepaid expenses                                                      25,000           (25,000)              -
         Accounts payable                                                     323,264         1,495,583            24,171

    Discontinued operations                                                    -                 17,698          (132,913)
                                                                         -------------     -------------     -------------
                                                                               13,800              (558)         (116,820)
                                                                         -------------     -------------     -------------

Financing Activities

    Issue of common shares                                                     -                   -              101,449
    Share issue costs                                                          -                   -              (54,412)
                                                                         -------------     -------------     -------------
                                                                               -                   -               47,037
                                                                         -------------     -------------     -------------

Increase (Decrease) In Cash                                                    13,800              (558)          (69,783)

Cash (Bank Indebtedness),  Beginning Of Year

                                                                              (11,716)          (11,158)           58,625
                                                                         -------------     -------------     -------------

Cash (Bank Indebtedness), End Of Year                                    $      2,084      $    (11,716)     $    (11,158)
                                                                         =============     =============     =============



SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES:
-----------------------------------------------------------------------
During the year ended December 31, 1999, the Company issued 450,000 (1998 - 2,973,026) common shares for the non-cash consideration of services provided to the Company in the amount of $78,000 (1998 - $644,606).


                              WOLF INDUSTRIES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Expressed in U.S. Dollars)

                         FOR THE YEARS ENDED DECEMBER 31

                                                                                      Retained        Foreign
                                     Shares                       Additional          Earnings        Exchange
                                     Common        Amount        Paid-in Capital      (Deficit)        Gains            Total
                                 -------------   ------------  -----------------  ----------------  ------------  -----------------
1999
-----
Balance, Beginning
    Of Year                        11,334,648    $    11,334   $      2,331,639   $    (1,890,360)  $      -      $        452,613
1998 Issuance Cancelled (Note
    7)                             (4,800,000)        (4,800)        (1,339,200)            -              -            (1,344,000)
Common shares issued                  500,000            500             85,000             -              -                85,500
Share issue costs                        -              -                 -                 -              -                 -
Net loss                                 -              -                 -              (307,331)         -              (307,331)
                                 -------------   ------------  -----------------  ----------------  ------------  -----------------

Balance, End Of Year                7,034,648    $     7,034   $      1,077,439   $    (2,197,691)  $      -      $     (1,113,218)
                                 =============   ============  =================  ================  ============  =================

1998

Balance, Beginning

    Of Year                        10,684,716    $    10,684   $        343,683   $       (91,530)  $     8,258    $       271,095
Stock Reverse Split 3:1            (7,123,094)        (7,123)             7,123             -              -                 -
Common shares issued                7,773,026          7,773          1,980,833             -              -             1,988,606
Net loss                                 -              -                 -            (1,798,830)         -            (1,798,830)
Unrealized foreign
    Exchange gain                        -              -                 -                 -            (8,258)            (8,258)
                                 -------------   ------------  -----------------  ----------------  ------------  -----------------

Balance, End Of Year               11,334,648    $    11,334   $      2,331,639   $    (1,890,360)  $      -      $        452,613
                                 =============   ============  =================  ================  ============  =================

1997

Balance, Beginning
    Of Year                        10,497,300    $    10,497   $        296,833   $         4,856   $      -      $        312,186
Common shares issued                  187,416            187            101,262             -              -               101,449
Share issue costs                        -              -               (54,412)            -              -               (54,412)
Net loss                                 -              -                 -               (96,386)         -               (96,386)
Unrealized foreign
    Exchange gain                        -              -                 -                 -             8,258              8,258
                                 -------------   ------------  -----------------  ----------------  ------------  -----------------

Balance, End Of Year               10,684,716    $    10,684   $        343,683   $       (91,530)  $     8,258   $        271,095
                                 =============== == ========== == =============== == ============== == ========== === ==============



                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1.   OPERATIONS

     Wolf Exploration Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc. The Corporation's business offices are located in Vancouver, British Columbia, Canada.

     In April 1998, the Corporation acquired an exclusive license to develop and market a dental color analyzer. (Note 6&7). The Company's primary business activity since that date has been to conduct research, development and marketing plans to manufacture and sell the product. Prior to this acquisition, the Corporation's primary business activity was the blending of chemicals for use in oilfield production from a wholly owned subsidiary's plant in Calgary, Alberta, Canada. The subsidiary 714674 Alberta Ltd. was sold effective June 30, 1998. (Note 5)


2.   SIGNIFICANT ACCOUNTING POLICIES

          (a)  Consolidation (Discontinued Operations)

               The Corporation sold its wholly owned subsidiary, 714674 Alberta Ltd. (o/a Calgary Chemical) effective June 30, 1998. (Note 5) The presentation of the consolidated financial statements for this and prior years has been changed to reflect the subsidiary as a discontinued operation.

          (b)  Intangible Asset

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

                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (c)  Foreign Currency Translation

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

          (d)  Income Taxes

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

          (e)  Use of Estimates

               The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that reflect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

          (f)  Loss Per Share

               Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based on the weighted average number of shares outstanding during the year and dilutive common equivalent shares from options and warrants outstanding during the year. No common equivalent shares are included for loss periods as they would be anti-dilutive.

               As  a  result,   diluted   (loss)   per  share  does  not  differ
               significantly from basic (loss) per share for fiscal 1999, 1998, and 1997 due to the losses incurred in each year.

                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (g)  Investment in AEI Trucolor Inc.

               The Company carries its interest in AEI Trucolor Inc., a British Columbia private corporation, at cost. The Company does not exercise significant influence over the investee.


3.   COMMON STOCK

     Authorized: 200,000,000 common shares, par value $0.001 each.


                                                      1999                                  1998
                                      ------------------------------------ ------------------------------------
                                          Number              Amount              Number              Amount
                                      ----------------    ----------------    --------------     --------------
Issued and outstanding

Balance beginning of year               11,334,648        $     2,342,973       10,684,716       $      354,367

Cancellation of Licence (Note 7)        (4,800,000)            (1,344,000)              --                   --
                                      ----------------    ----------------    --------------     --------------

Balance, beginning of year, restated     6,534,648                998,973       10,684,716              354,367

3:1 Reverse Stock Split                         --                     --       (7,123,094)                  --

Acquisition of interest in AEI
  Trucolor Inc.  (Note 7)                   50,000                  7,500               --                   --

Acquisition of license                          --                     --        4,800,000            1,344,000

For services                               450,000                 78,000        2,973,026              644,606
                                      ----------------    ----------------    --------------     --------------

                                         7,034,648        $     1,084,473       11,334,648       $    2,342,973
                                      ================    ================    ==============     ==============
Represented by:

Common shares at par value                                          7,034                        $       11,334
Additional paid in capital                                      1,077,439                             2,331,639
                                                          ----------------                       --------------
                                                          $     1,084,473                        $    2,342,973
                                                          ================                       ==============



                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



3.   COMMON STOCK (Continued)

     At December 31, 1999, options providing for the issue of additional common shares are outstanding as follows:

                 Number              Price              Expiry Date

            ------------------ ------------------ ------------------------

                 850,000             $0.25            August 17, 2003
                 75,000              $0.25            October 1, 2003


     The Company accounts for options granted using the intrinsic value method and in accordance with the accounting prescribed in Accounting Principles Board Opinion No 25 ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method is the fair value accounting provided for under FASB statement No. 123 ("SFAS No 123"), which required the use of option valuation models. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, and 1998; risk free rate of 5.25%; no dividends, volatility factor of the expected life of the Company's common stock of 163%; and a weighted average expected life of the options granted in each year of five years. The pro forma effect of SFAS No 123 is as follows:

                                        Pro Forma

         December 31, 1999

         Net loss for the period       $    307,331
         Loss per share                $       0.03

                                       Pro Forma

         December 31, 1998

         Net loss for the period       $  2,074,046
         Loss per share                $      0.221

     No fair value estimate was made for 1997 as the Company's stock was not publicly traded.


4.       RELATED PARTIES

     (i) During the year, the company paid or accrued $66,427 (1998 - $63,000) for management fees to a company wholly owned by a director.

                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


4.   RELATED PARTIES (Continued)

     (ii) A total of $12,947 (1998 - $31,679) was paid or accrued to a director and to a company owned by a director for consulting and technical services rendered.

     (iii) A total of $11,050 was paid to a former director for consulting fees.

     (iv) Accounts payable includes $25,995 (1998 - $4,900) payable to a company wholly owned by a director.


5.   SALE OF 714674 ALBERTA LTD. (O/A CALGARY CHEMICAL)

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

6.   LICENSE AGREEMENT

     On April 8, 1998, the Corporation entered into a License Agreement with Andrew Engineering Inc., ("Andrew") an arm's length corporation, whereby the Corporation acquired a worldwide license to manufacture and market a patented device for the color matching of dentures to a patient's tooth color. The license agreement required the Corporation and Andrew to develop a business plan for manufacturing and marketing of the device, including obtaining of financing; issuance of 4.8 million shares of the Corporation's stock to Andrew; and provided for the Corporation to pay a royalty of 10% of the gross profit of sales if the Corporation manufactured the product itself, or 7% of gross profit if manufacturing is done by an independent third party. The 4.8 million shares were issued during 1998 for a deemed value of $1,344,000.

                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



6.   LICENSE AGREEMENT (Continued)

     As a result of the settlement of litigation with AEI Trucolor Inc. ("The Settlement Agreement") (Note 7). The License agreement was cancelled and
     4.8 million shares were returned to treasury.

7.   AEI TRUCOLOR INC.

     An action was brought by AEI Trucolor Inc. ("Trucolor") in British Columbia Supreme Court against Wolf Industries Inc., Andrew Engineering Inc., and other parties to the license agreement.

     This action was settled by the execution of two agreements the effect of which is that the Company can acquire up to a 60% equity interest in AEI Trucolor Inc., an arm's length private company. As at December 31, 1999, the Company has a 40% interest in AEI Trucolor Inc. as described below.

     The first agreement was an asset purchase agreement entered into with Andrew Engineering Inc. ("AEI"), which will see the Company acquiring AEI's 25% equity interest in Trucolor. As consideration for the acquisition, the Company issued to AEI 50,000 restricted shares in its capital stock. As well, AEI was granted the right to acquire, in the event a manufacturing/distribution agreement is consummated, as described below, 25% of the Company's then existing interest in Trucolor.

     The second agreement was entered into between the Company, AEI, Andrew Rawicz and GPT Management Ltd. ("GPT") and results in the litigation initiated by GPT concerning the ownership of the Analyzer being dismissed (Victoria Registry No. 99-0811), and in a declaration that Trucolor is in fact the owner of the Analyzer.

     This agreement goes on to provide for the Company acquiring 15% of GPT's equity interest in Trucolor and for its acquisition, without additional consideration, of a further 20% interest, upon execution by Trucolor of an agreement with a third party for the manufacturing/distribution of the Analyzer. The additional 20% interest can be obtained by the Company if Trucolor receives, in cash, an aggregate after tax benefit of at least $750,000.

     This agreement (the "Settlement Agreement") provides further that the Company's May, 1998 License Agreement with AEI be cancelled and, as a consequence, the 4,800,000 restricted shares of the Company, issued in respect of the License Agreement, were returned to treasury for cancellation.

                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



8.   CONTINGENCY

     As at December 31, 1999 the Company was in litigation in the Los Angeles County Superior Court, West District, Santa Monica, California, concerning the approximately $55,000 demand of the complainant purportedly due and owing by the Company to the Plaintiff Harvey Productions Inc. for public relations services allegedly rendered but not paid. The Company had denied these allegations. (Note 12(a))

9.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

10.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

11.  COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to confirm with the presentation adopted in the current year.

12.  SUBSEQUENT EVENTS

     Subsequent to the end of the year, the Company:

     (a) settled the litigation with Harvey Productions Inc. by agreement to make a series of payments totaling $20,000 over the period from February to December, 2000. The agreement stipulates that in the event the Company defaults on any payment, the amount of $50,000 will become due and payable.

                              WOLF INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



12.  SUBSEQUENT EVENTS (Continued)

     (b) has entered into an agreement with a private company, Eastview Capital Inc. which, by a prior agreement, acts on behalf of Interactive Travel Systems Media Group ("ITS") with the intention of entering into an acquisition agreement with ITS. ITS is a private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The acquisition of ITS is subject to funding requirements and the satisfactory completion of a due diligence process by both parties

     (c) issued 251,016 common shares at $0.15 per share as consideration for services, previously rendered.

     (d) issued 145,000 common shares at $0.25 per share as a result of the exercise of stock options.

     (e) agreed to issue 4,039,554 shares of common stock at a deemed value of $0.25 per share to settle $1,009,888 of accounts and advances payable owing by the Company to a shareholder of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on the dates indicated.

Date:  March 31, 2000
------------------------------
Wolf Industries Inc.


By /s/ Patrick A. McGowan
----------------------------------------------------------------------------
Patrick A. McGowan, Title:  President, Chief Executive Officer, and Director


By /s/ Allen Schwabe
--------------------------------
Allen Schwabe, Title:  Director