Form 10QSB
period 2000-03-31
WOLF INDUSTRIES INC
filed 2000-05-16
CIK 1040482

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934 For the 3 month period ended: March 31, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to


                         Commission file number: 0-22723


                              WOLF INDUSTRIES INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                   98-0171619
    ------------------------                    ---------------------
    (State of incorporation)                    (IRS Employer ID No.)


                    Suite 205 - 16055 Fraser Highway
                    Surrey, British Columbia, Canada             V3S 2W9
               ----------------------------------------         ----------
               (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (604) 597-0036
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

As of May 11, 2000, the Registrant had 11,470,218 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes      No  X
                                                               ---      ---

THE  REGISTRANT  MEETS THE CONDITIONS  SET FORTH IN GENERAL
INSTRUCTION  AND IS
THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.


                           Consolidated Balance Sheet

                                   (Unaudited)

                                                          3 Months ended                3 Months ended
                                                          March 31, 2000                March 31, 1999
                                                    -----------------------       -----------------------
                                     Assets
Current

                                                    $           18,572            $            -
Cash

     Accounts receivable                                         1,348                       31,898
     Share subscriptions receivable                             17,500                         -
     Prepaid expenses                                            3,423                       25,000
                                                    -----------------------       -----------------------
                                                                40,843                       56,898


Intangible Asset                                                 6,688                    1,276,800
                                                    -----------------------       -----------------------

                                                    $           47,531            $       1,333,698
                                                    =======================
=======================

                                   Liabilities

Current

     Bank indebtedness                                          -                 $          17,412
     Accounts payable and  accrued liabilities      $           68,829                    1,016,885
     Due to shareholders                                          -                          14,946
                                                    -----------------------       -----------------------
                                                             68,829                       1,049,243


                              Stockholders' Equity

Capital stock                                                2,168,264                    2,342,973
Deficit                                                     (2,189,562)                  (2,058,518)
                                                    -----------------------       -----------------------
                                                               (21,298)                     284,455
                                                       --------------------         ---------------------

                                                    $           47,531            $       1,333,698
                                                    =======================
=======================


               Interim Consolidated Statement of Loss and Deficit

                                   (Unaudited)

                                                       3 Months ended                3 Months ended
                                                       March 31, 2000                March 31, 1999
                                                    -----------------------       -----------------------

Expenses

                                                    $            813              $         16,800
Amortization
     Administration                                           13,776                        88,454
     Executive compensation                                    3,454                        21,000
     Rent                                                        138                        12,374
     Research and development                                (26,309)                       29,529
                                                    -----------------------       -----------------------

                                                              (8,129)                      168,157
                                                    -----------------------       -----------------------

Net Income (Loss)                                              8,129                      (168,157)

Deficit, beginning of period                              (2,197,691)                   (1,890,361)
                                                    -----------------------       -----------------------

Deficit, end of period                              $     (2,189,562)             $     (2,058,518)

                                                    =======================
=======================


Item 2 - Management's Discussion and Analysis or Plan of Operation.


(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon a shareholder to provide funds to maintain its activities. The shareholder has provided $1,073,531 to March 31, 2000, and was repaid $53,230 during 1999, and $1,009,889 in the current period, leaving a balance of $10,412, which is included in accounts payable. There are no specific terms of repayment.


(b)  Capital Resources

The Company had a working capital deficiency of $27,986 at March 31, 2000. As noted above, the Company is receiving funding from a shareholder.


(c)  Results of Operations

For the three months ended March 31, 2000, the Company incurred a net income of $8,129, which resulted primarily from a correction to accounts payable.

Administration expenses for the three-month period amounted to $13,776, compared to $88,454 in the same period of 1999.

During the quarter, the Company signed a letter of intent to acquire all the issued and outstanding shares of Travelport Media Inc.

Travelport Media Inc. has developed a marketing and reservation system for on-line booking of tourist attractions, sight-seeing tours, ground transportation, restaurants and other visitor attractions. The Company's Travelport Stations will be installed in a variety of prime international tourist destinations. Each Travelport Station will be located strategically in high profile, four and five star hotels and other destination sites, and give the traveling public the ability to view and book reservations and tickets for local attractions and facilities. Travelport Stations play high definition DVD interactive video on flat touch screens.

In addition to significant advertising revenue, the Company anticipates income by way of commissions from booking on-line attractions, restaurants, etc. The Company will maintain ownership of all digital content, which will provide an on-line video library for licensing to a growing number of travel related internet sites.

David Smith was appointed to the Board of Directors of the Company effective April 7, 2000, and Peter G. Rook-Green was appointed corporate secretary on March 20, 2000.

Part II - Other Information

Item 1 - Legal Proceedings:

Harvey Productions Inc.

In settlement of litigation, the Company agreed to make a series of payments totalling $20,000 over the period from February to December, 2000. The agreement stipulated that in the event the Company defaults on any payment, the amount of $50,000 would then become due and payable. During the quarter, the Company paid $6,500 under the terms of the agreement.


Item 2. - Changes in Securities:

In the quarter ended March 31, 2000, the Company converted debts to nineteen individuals or corporations totaling $1,047,541 into 4,039,554 shares of common stock at $0.25 per share, and 251,016 shares of common stock at $0.15 per share. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering for these conversions


Item 3. - Default Upon Senior Securities: There are no defaults to report.


Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.


Item 5. - Other Information. None


Item 6: Exhibits and Reports on Form 8-K: none


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: May 12, 2000

/s/Patrick McGowan
------------------
   Patrick McGowan, President

/s/Peter G. Rook-Green
----------------------
   Peter G. Rook-Green, Chief Financial Officer