Form 10QSB
period 2000-06-30
WOLF INDUSTRIES INC
filed 2000-08-14
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2000

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

                        Suite 205 - 16055 Fraser Highway
                    Surrey, British Columbia, Canada V3S 2W9
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 597-0036

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 26, 2000, the Registrant had 11,470,218 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.


                           Consolidated Balance Sheet
                                  (Unaudited)

                                                    6 Months ended        6 Months ended
                                                    June 30, 2000         June 30, 1999
                                                   ---------------       ---------------
                                     Assets
Current
                                                                 -                   167
     Accounts receivable                                    52,299             $  40,353
                                                         ---------             ---------
                                                            52,299                40,520


Intangible Asset                                             6,312                     -
                                                         ---------             ---------
                                                         $  58,611             $  40,520
                                                         =========             =========
                                   Liabilities

Current
     Bank                                                    5,500             $       -
     Accounts payable and  accrued liabilities             136,211             1,127,267
     Due to shareholders                                         -                     -
                                                         ---------             ---------
                                                           141,711             1,127,267

                             Stockholders Deficiency

Capital stock                                            2,168,264             1,061,973
Deficit                                                 (2,251,364)           (2,148,720)
                                                        ----------            ----------
                                                           (83,100)           (1,086,747)
                                                        ----------            ----------
                                                     $      58,611             $  40,520
                                                        ==========            ==========

               Interim Consolidated Statement of Loss and Deficit
                                  (Unaudited)


                                           6 Months ended         6 Months ended
                                           June 30, 2000          June 30, 1999
                                           --------------         --------------
Expenses
                                             $        750           $         O
     Administration                                64,792               185,861
     Executive compensation                        13,332                42,000
     Rent                                             679                12,374
     Research and development                     (26,317)               68,524
                                             ------------           ------------
                                                   53,236               308,759
                                             ------------           ------------
Net Income (Loss)                                 (53,236)             (308,759)

Deficit, beginning of period                   (2,198,128)           (1,839,961)
                                             ------------           ------------
Deficit, end of period                         (2,251,364)        $  (2,148,720)
                                             ============           ============


The foregoing unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon a shareholder to provide funds to maintain its activities. The shareholder has provided $1,133,959 to June 30, 2000, and was repaid $53,230 during 1999, and $1,009,889 in 2000, leaving a balance of $70,840, which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $89,412 at June 30, 2000. As noted above, the Company is receiving funding from a shareholder.

(c)  Results of Operations

For the six months ended June 30, 2000, the Company incurred a net loss of $53,236.

Administration expenses for the three-month period amounted to $64,792, compared to $185,861 in the same period of 1999.

During the quarter, the Company entered into an acquisition agreement to acquire all of the issued and outstanding shares of Travelport Media Inc. The agreement closes on July 7, 2000.

Travelport Media Inc. has developed marketing and reservation system for on-line booking of tourist attractions, sightseeing tours, ground transportation, restaurants and other visitor attractions. The Company's Travelport Stations will be installed in a variety of prime international tourist destinations. Each Travelport Station will be located strategically in high profile, four and five star hotels and other destination sites, and give the traveling public the ability to view and book reservations and tickets for local attractions and facilities. Travelport Stations play high definition DVD interactive video on flat touch screens.

In addition to significant advertising revenue, the Company anticipates income by way of commissions from booking on-line attractions, restaurants, etc. The Company will maintain ownership of all digital content, which will provide an on-line video library for licensing to a growing number of travel related internet sites.

Part II - Other Information

Item 1 - Legal Proceedings:

Harvey Productions Inc.
-----------------------

In settlement of litigation, the Company agreed to make a series of payments totalling $20,000 over the period from February to December 2000. The agreement stipulated that in the event the Company defaults on any payment, the amount of $50,000 would then become due and payable. During the six-month period, the Company paid $11,000 under the terms of the agreement.

Item 2. - Changes in Securities: On June 14, 2000 the Company entered into an Acquisition Agreement with Interactive Travel System Media Group, Inc., (TPI) a Nevada corporation. Pursuant to this Agreement the Company issued unregistered Warrants to acquire up to 3,000,000 shares of the Company's common stock at $0.27 per share to the sole shareholder of TPI. The Warrants have a term of five years and are first exercisable on June 14, 2001 with the shares vesting upon
exercise.   The  Company  relied  upon  the  exemption  from  the   registration
requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering for these conversions.

Item 3. - Default Upon Senior Securities:   There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information.  None

Item 6: Exhibits and Reports on Form 8-K: 8-K filed on July 10, 2000


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLF INDUSTRIES INC.

Dated: August 8, 2000

/s/ "Patrick McGowan"
---------------------
Patrick McGowan, President

/s/ "Peter G. Rook-Green"
------------------------
Peter G. Rook-Green, Chief Financial Officer