Form 10QSB
period 2000-09-30
WOLF INDUSTRIES INC
filed 2000-11-20
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 15, 2000, the Registrant had 11,470,218 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                           Consolidated Balance Sheet
                                  (Unaudited)


                                                         9 Months ended            9 Months ended
                                                         Sept. 30, 2000            Sept. 30, 1999

                                     Assets
Current
     Accounts receivable                                 $       25,958             $       4,957
                                                         --------------             -------------

Capital Assets                                                  197,302

Intangible Assets                                                66,311                     7,500
                                                         --------------             -------------
                                                         $      289,571             $      12,457
                                                         ==============             =============
                                   Liabilities

Current
     Bank                                                         2,287             $         353
     Accounts payable and  accrued liabilities                  546,312                 1,040,897
                                                         --------------             -------------
                                                                548,599                 1,041,250

                            Stockholders' Deficiency

Capital stock                                                 2,168,264                 1,084,474
Deficit                                                      (2,427,292)               (2,113,267)
                                                         --------------             -------------
                                                               (289,571)               (1,028,793)
                                                         --------------             -------------
                                                         $      289,571             $      12,457
                                                         ==============             =============

               Interim Consolidated Statement of Loss and Deficit
                                  (Unaudited)


                                           9 Months ended        9 Months ended
                                           Sept. 30, 2000        Sept. 30, 1999
                                           --------------        --------------
Expenses
     Amortization                          $      12,301         $          --
     Administration                              202,364               130,702
     Executive compensation                       27,374                61,000
     Rent                                         13,447                12,374
     Research and development                    (26,322)               69,230
                                           -------------         -------------
                                                 229,164               273,306
                                           -------------         -------------

Net Income (Loss)                               (229,164)             (273,306)

Deficit, beginning of period                  (2,427,292)           (1,839,961)
                                           -------------         -------------
Deficit, end of                               (2,430,470)           (2,113,267)
                                           =============         =============


The foregoing unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon a shareholder to provide funds to maintain its activities. The shareholder has provided $1,285,325 to September 30, 2000, and was repaid $53,230 during 1999, and $1,009,889 in 2000, leaving a balance of $222,206 which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $522,641 at September 30, 2000. As noted above, the Company is receiving funding from a shareholder.

(c)  Results of Operations

For the nine months ended September 30, 2000, the Company incurred a net loss of $229,164.

Administration expenses for the nine-month period amounted to $202,364, compared to $130,702 in the same period of 1999.

On July 7, 2000, the acquisition agreement to acquire all of the issued and outstanding shares of Interactive Travel Systems Media Group Inc. ("TPI") was closed and completed. As a result, the Company's financial statements for the quarter ended September 30, 2000 include the accounts of TPI And its the results of operations with effect from July 7, 2000.

TPI has developed marketing and reservation system for on-line booking of tourist attractions, sightseeing tours, ground transportation, restaurants and other visitor attractions. The Company's Travelport Stations will be installed in a variety of prime international tourist destinations. Each Travelport Station will be located strategically in high profile, four and five star hotels and other destination sites, and give the traveling public the ability to view and book reservations and tickets for local attractions and facilities. Travelport Stations play high definition DVD interactive video on flat touch screens.

In addition to significant advertising revenue, the Company anticipates income by way of commissions from booking on-line attractions, restaurants, etc. The Company will maintain ownership of all digital content, which will provide an on-line video library for licensing to a growing number of travel related internet sites.

Part II - Other Information

Item 1 - Legal Proceedings:

Harvey Productions Inc.
-----------------------
In settlement of litigation, the Company agreed to make a series of payments totalling $20,000 over the period from February to December 2000. The agreement stipulated that in the event the Company defaults on any payment, the amount of $50,000 would then become due and payable. During the nine-month period, the Company paid $15,500 under the terms of the agreement.

Item 2. - Changes in Securities: On June 14, 2000 the Company entered into an Acquisition Agreement with Interactive Travel Systems Media Group Inc. (TPI) a Nevada corporation. The Acquisition Agreement closed on July 7, 2000. Pursuant to this Agreement the Company issued unregistered Warrants to acquire up to 3,000,000 shares if the Company's common stock at $0.27 per share to the sole shareholder of TPI. The Warrants have a term of five years and are first exercisable on June 14, 2001 with the shares vesting upon exercise. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering for these conversions.

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

WOLF INDUSTRIES INC.

Dated: November 17, 2000

/s/ Patrick A. McGowan
-----------------------------
Patrick A. McGowan, President

/s/ Peter G. Rook-Green
-----------------------
Peter G. Rook-Green, Chief Financial Officer