Form 10KSB
period 2000-12-31
TRAVELPORT SYSTEMS INC
filed 2001-04-17
CIK 1040482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000.

                             TRAVELPORT SYSTEMS INC.
                         -------------------------------
                         (formerly Wolf Industries Inc.)
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                               E.I.N. 98-0171619
      ---------------------------              -------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)



                205 - 16055 Fraser Highway, Surrey, B.C. V3S 2W9
                ----------------------------------------------------
             (Address of principal executive office) Zip/Postal Code


                  Registrant's telephone number: (604) 597-0036

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

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 1999 were $nil. Issuer's Common Shares outstanding at April 11, 2001 was 11,470,218. The aggregate market value based on the voting stock held by non-affiliates as of April 11, 2001 was $123,814 (based on 11,258,838 shares and on an average of bid and asked prices of $0.011).

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                Certain exhibits

ITEM 1.   DESCRIPTION OF BUSINESS

     (a) BUSINESS DEVELOPMENT

Travelport Systems Inc. ("the Company") was incorporated on January 24, 1996, pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire property for precious metal exploration in the western United States. However after considering several properties, the Company determined that the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996 the Company changed management and developed a new business plan.

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

This action was settled by the execution of two agreements the effect of which was that the Company acquired a 40% interest in Trucolor, an arm's length company. As a result of the agreement, Trucolor became the owner of the rights to the device.

Pursuant to an agreement dated June 14, 2000, the Company purchased a 100% interest in a private company owned by a former director of the Company called Travelport Media Inc. ("TPI") TPI is a Nevada, USA incorporated private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required the Company to issue 3,000,000 share purchase warrants in exchange for a 100% interest in TPI. The share purchase warrants allowed the holder to purchase 3,000,000 common shares of the Company for $0.27 per share. The warrants became vested and exercisable over a five year period as follows:
                    Date of Vesting             Number of Warrants Vested
            -------------------------------------------------------------------

                     July 1, 2000                        500,000
                    January 1, 2001                      150,000
                     July 1, 2001                        600,000
                    January 1,2002                       150,000
                     July 1, 2002                        750,000
                    January 1,2003                       400,000
                     July 1, 2003                        450,000

                                     Maximum Number of warrants Available
                   Exercise Date                 for exercise
                -----------------------------------------------------------

                   June 30, 2001                   600,000
                   June 30, 2002                   600,000
                   June 30, 2003                   600,000
                   June 30, 2004                   600,000
                   June 30, 2005                   600,000

         The number of share purchase warrants would vest according to the above schedule provided that the holder of the warrants remained retained as a consultant by the Company. If the warrant holder was no longer retained as a consultant, any unvested warrants would immediately expire. Before the end of December 31, 2000, the Company's relationship with the consultant and former shareholder of TPI became strained, resulting in the consultant resigning as a director of the Company on September 11, 2000. The Company has recorded the 500,000 vested warrants at their intrinsic value on the June 14, 2000 grant date of $80,000 in the books of the Company as compensation expense. In addition, as it is no longer recoverable, the Company has written off all advances to TPI and expenses paid by the Company on TPI's behalf to the statement of loss and retained earnings (deficit) as of December 31, 2000.

         In addition, the Company issued 300,000 share purchase warrants to companies controlled by a director as finders fees for bringing the two parties in the above noted transaction together. The Warrants enabled the holder to purchase 300,000 shares of the Company at $0.27 each for a period of five years. The Company has recorded the warrants in its books at their June 14, 2000 intrinsic value of $48,000. As a result of the separation of the parties involved in the above transaction, the share purchase warrants were cancelled by the Company before exercise.

         Subsequent to December 31, 2000, the Company entered into a settlement agreement whereby the Company would give its interest in the shares of TPI back to the original owner on the condition that the original owner and former director of the Company would assume a liablity of $86,000 which was incurred by the Company on behalf of TPI for the purchase of certain computer equipment. The $86,000 liability is included in accounts payable of the Company as at December 31, 2000. As the computer equipment was purchased on behalf of TPI, the Company has written off its interest in the equipment as part of the advances to Travelport Media, Inc.

         In addition, subsequent to December 31, 2000 the Company cancelled 150,000 share purchase options exercisable at $0.15 per share until October 11, 2005, and the Company cancelled 200,000 share purchase options exercisable at $0.25 per share until October 19, 2005 issued to employees of TPI.

         (b)  BUSINESS OF THE ISSUER

As a result of the termination of the TPI reorganization, the current business of the Company is to seek a privately held business, which seeks to become a publicly held corporation through a change in control reorganization with the Company. As of this date, the Company has no agreement for such a reorganization though it has held several discussions with different parties seeking such a reorganization. The Company's criteria for a reorganization candidate is that the reorganization candidate be engaged in an attractive revenue producing business which has audited financial statements for its most recently completed fiscal year.


ITEM 2.   DESCRIPTION OF PROPERTY

Effective January, 2000, the company relocated its office to Surrey, B.C., under a verbal agreement with R-G Management, a company owned by a director of the Company, to pay $200.00 per month for office rent, plus telephone charges and disbursements. The company shares this office with other companies, and occupies approx. 150 square feet.

ITEM 3.   LEGAL PROCEEDINGS - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2000, the Company convened a special meeting of security holders to change the name of the Company to Travelport Systems Inc. The name change was approved by the security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

         (a)      MARKET INFORMATION

Since December 15, 1997, the Company's stock has been listed for sale on the OTC Electronic Bulletin Board. As of December 31, 2000 there were eighteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

         Quarter Ending:            High ask per share:      Low bid per share:
         ---------------            --------------------     ------------------
         March 31, 2000                      $1.06                  $0.09
         June 30, 2000                       $0.71                  $0.21
         September 30, 2000                  $0.35                  $0.14
         December 31, 2000                   $0.28                  $0.05

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

         (b)      HOLDERS

There were 48 holders of the Company's common stock as of December 31, 2000. This includes 16 holders of 2,925,254 shares of the Company's common stock whose certificates are restricted. 3,334 of the restricted shares were issued in December 1997, 50,000 were issued in August 1999, 179,380 in March, 2000, 704,535 in April, 2000, 270,596 in September, 2000, 1,005,894 in October, 2000
and 711,515 in December, 2000.

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

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were $0.6669 U.S. for one Canadian dollar at December 31, 2000; $0.6928 U.S. at December 31, 1999; and $0.6522 at December 31, 1998.

Plan of Operations

The Company did not have any revenue from operations during the fiscal year ended December 31, 1999 nor during the first quarter of the current fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having no source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

The Company's plan of operations for the remainder of the fiscal year is seek out a privately held business with whom the Registrant can reorganize so as to take advantage of the Company's status as a publicly held corporation. As of the date of this report, Management has evaluated several potential reorganizations. However as of the date of this report, there has been no decision to proceed on any reorganization nor has any agreement been reached on even principal terms of such a reorganization. The Company also intends to investigate the acquistion and developement of natural resource projects without neccessarily reorganizing with another party.

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

General and administrative expenses for the fiscal year ended December 31, 2000 were $91,496 compared to $275,494 in 1999, and 769,790 in 1998. During 2000,
most expenses were incurred by TPI, substantially reducing the expenses of the Company. In 1999,due to the Trucolor legal action, the Company substantially reduced its level of activity pending resolution of the matter. Expenses in 1998 compared to 1997 reflect the change of business direction of the Company, including substantial costs for staff, legal, accounting, consulting, travel, and general office expenditures. During 2000, the Company recorded a credit of $26,679 for research and development, resulting from a reduction in amounts previously recorded as payable. In 1999, the Company incurred $3,436 and in 1998 $590,118 of such expenses, all related to the dental color analyzer. These costs included the manufacture of a quantity of the product for demonstration and testing purposes, and services of consultants and technical firms in testing, evaluating, and perfecting the product.

In 2000, as a result of the decision to give up its interest in TPI, the Company wrote of the advances to TPI of $313,039.

In 1998, the Company recorded a loss from discontinued operations of $14,350, and a loss from the sale of the subsidiary of $273,099.

     (b) Capital Resources

The Company had a working capital deficiency of $454,086 at December 31, 2000. The Company has been meeting its obligations through funds loaned by a shareholder, and has issued capital stock for certain services rendered to the Company in accordance with an S-8 registration filing.

As at March, 2001, the funds loaned by the shareholder amounted to $302,257. The Company issued 4,039,554 shares for value of $1,009,889 in April, 2000 to reduce the amount previously owing to the shareholder.

The Company is now investigating new business opportunities, and intends to develop future plans which will include issuing shares through private placements in order to provide funds for working capital and investment in such opportunities.

The Company has made no commitments for capital expenditures.

     (c) Liquidity

The Company is illiquid at the present time and has been dependent upon a shareholder to provide funds to maintain its activities, as indicated previously. Tthe Company expects to be able to raise funds through the issuance of shares.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

                                                                    {LETTERHEAD}
                                                                MORGAN & COMPANY
                                                           Chartered Accountants


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Travelport Systems Inc. (Formerly Wolf Industries Inc.)

We have audited the balance sheets of Travelport Systems Inc. (Formerly Wolf Industries Inc.) as at December 31, 2000, and 1999 and the statements of loss and retained earnings (deficit), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States and Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Travelport Systems Inc. (Formerly Wolf Industries Inc.) as at December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

Without qualifying our opinion we draw attention to the fact that the Company has incurred a net loss of $547,097 for the year ended December 31, 2000 and as at that date, the Company's current liabilities exceeded its current assets by $454,086. These factors raise substantial doubt that the Company will be able to continue as a going concern.


Vancouver, Canada                                            "Morgan & Company"
April 9, 2001                                            Chartered Accountants


Comments by Auditors on United States - Canada reporting difference

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the stockholders dated April 9, 2001 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditor's Report.


Vancouver, Canada                                            "Morgan & Company"
April 9, 2001                                            Chartered Accountants


Tel: (604) 687-5841                                  PO Box 10007 Pacific Centre
Fax: (604) 687-0075                         Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                      Vancouver, B.C.  V7Y 1A1

                                   Member of
                                     (LOGO)
                                      ACPA
                                 International

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                                  BALANCE SHEET
                           (Expressed in U.S. Dollars)

                                AS AT DECEMBER 31

                                                                                  2000           1999
-----------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                                   $      --      $     2,084
    Accounts receivable                                                          3,529          4,591
                                                                           -----------    -----------
                                                                                 3,529          6,675
                                                                           -----------    -----------

Investment in AEI Trucolor Inc. (Note 8)                                         5,562          7,500
                                                                           -----------    -----------
                                                                           $     9,091    $    14,175
                                                                           ===========    ===========

LIABILITIES

Current
    Bank indebtedness                                                      $     2,300    $      --
    Accounts and advances payable and accrued liabilities                      455,315      1,127,393
                                                                           -----------    -----------
                                                                               457,615      1,127,393
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 3)
Authorized:              200,000,000 Common shares, par value
                         $0.001 each
Issued and Outstanding:  11,470,218 Common shares at December 2000
                          7,034,648 Common shares at December
                          31, 1999                                           2,296,264      1,084,473
Retained Earnings (Deficit)                                                 (2,744,788)    (2,197,691)
                                                                           -----------    -----------
                                                                              (448,524)    (1,113,218)
                                                                           -----------    -----------
                                                                          $      9,091   $     14,175
========================================================================   ===========    ===========

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                STATEMENT OF LOSS AND RETAINED EARNINGS (DEFICIT)
                           (Expressed in U.S. Dollars)

                         FOR THE YEARS ENDED DECEMBER 31

                                                            2000            1999           1998
------------------------------------------------------------------------------------------------

Expenses
    Administration                                  $     91,496    $    275,494    $   769,790
    Amortization                                           1,936              --         50,400
    Executive compensation                               117,695          66,427         63,000
    Rent                                                   1,610          12,374         38,073
    Research and development(recovery)                   (26,679)          3,436        590,118
    Finders fees                                          48,000              --             --
                                                    ------------    ------------    -----------
                                                         234,058         357,731      1,511,381
                                                    ------------    ------------    -----------

Loss for the year, before undernoted items:             (234,058)       (357,731)    (1,511,381)

Advances to Travelport Media Inc. (Note 4)              (313,039)             --             --
Recovery of prior years amortization of
 intangible asset (Note 8)                                    --          50,400             --

Loss from discontinued operations                             --              --        (14,350)

Loss on sale of subsidiary company (Note 6)                   --              --       (273,099)

                                                    ------------    ------------    -----------
Net Loss for the year                                   (547,097)       (307,331)    (1,798,830)
                                                    ------------    ------------    -----------

Retained Earnings (Deficit), beginning of year        (2,197,691)     (1,890,360)       (91,530)
                                                    ------------    ------------    -----------

Deficit, end of year                                $ (2,744,788)   $ (2,197,691)   $(1,890,360)
                                                    ============    ============    ===========

Loss per share:
 On net loss from continuing operations             $      (0.02)   $      (0.04)   $     (0.16)
                                                    ============    ============    ===========

    On Net Loss                                     $      (0.05)   $      (0.03)   $     (0.19)
                                                    ============    ============    ===========

Weighted Average Number of Shares
Outstanding                                           10,045,749      10,067,961      9,364,129
                                                    ============    ============    ===========

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                             STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                         FOR THE YEARS ENDED DECEMBER 31

                                                                  2000         1999           1998
--------------------------------------------------------------------------------------------------
Cash Provided By (Used For):
Operating Activity
    Loss from continuing operations                          $(547,097)  $  (357,731)  $(1,511,381)

Item Not Affecting Cash
    Amortization                                                 1,937           --         50,400
    Compensation stock purchase warrants issued                 80,000           --             --
    Stock purchase warrants issued for finders fees             48,000           --             --

    Changes in working capital:
         Accounts receivable                                     1,062       23,267        (27,858)
         Prepaid expenses                                           --       25,000        (25,000)
         Accounts payable                                      375,464      323,264      1,495,583

    Discontinued operations                                         --           --         17,698
                                                             -------------------------------------
                                                               (40,634)      13,800           (558)
                                                             -------------------------------------
Financing Activities
                                                             -------------------------------------
    Issue of common shares                                      36,250           --             --
                                                             -------------------------------------

Increase (Decrease) In Cash                                     (4,384)      13,800           (558)


Cash (Bank Indebtedness),  Beginning Of Year                     2,084      (11,716)       (11,158)
                                                             -------------------------------------

Cash (Bank Indebtedness), End Of Year                        $  (2,300)   $   2,084    $   (11,716)
==================================================================================================


SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES:
-----------------------------------------------------------------------
During the year ended December 31, 2000, the Company issued 251,016 (1999 - 450,000) (1998 - 2,973,026) common shares for the non-cash consideration of services provided to the Company in the amount of $37,652 (1999 - $78,000) (1998
- $644,606); and issued 4,039,554 common shares for non-cash consideration of debt owing to a creditor by the Company in the amount of $1,009,888 (1999 and 1998 - $Nil). During the year ended December 31, 1999, 4,800,000 common shares valued at $1,344,000 were returned to treasury as a result of the cancellation of the licence agreement covering the dental color analyzer, and 50,000 common shares at a deemed value of $7,500 were issued under the terms of new agreements.

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                           (Expressed in U.S. Dollars)

                         FOR THE YEARS ENDED DECEMBER 31

                                                                                     Retained        Foreign
                                     Shares                       Additional         Earnings        Exchange
                                     Common       Amount        Paid-in Capital      (Deficit)         Gains        Total
                                 -----------------------------------------------------------------------------------------
2000
----
Balance, Beginning
    Of Year                          7,034,648   $   7,034     $   1,077,439     $ (2,197,691)           --   $(1,113,218)
Common shares issued                 4,435,570          --         1,083,791               --            --     1,083,791
Finders fees (Note 4)                       --          --            48,000               --            --        48,000
Share purchase warrants (Note 4)            --          --            80,000               --            --        80,000
Net loss                                    --          --                --         (547,097)           --      (547,097)
                                 ----------------------------------------------------------------------------------------

Balance, End Of Year                11,470,218       7,034         2,289,230       (2,744,788)           --      (448,524)
                                 ========================================================================================

1999
----
Balance, Beginning
    Of Year                         11,334,648   $  11,334     $   2,331,639     $ (1,890,360)     $     --    $  452,613
1998 Issuance Cancelled
   (Note 7)                         (4,800,000)     (4,800)       (1,339,200)              --            --    (1,344,000)
Common shares issued                   500,000         500            85,000               --            --        85,500
Share issue costs                           --          --                --               --            --            --
Net loss                                    --          --                --         (307,331)           --      (307,331)
                                 ----------------------------------------------------------------------------------------

Balance, End Of Year                 7,034,648   $   7,034     $   1,077,439     $ (2,197,691)     $     --   $(1,113,218)
                                 ========================================================================================

1998
----
Balance, Beginning
    Of Year                         10,684,716   $  10,684     $     343,683     $    (91,530)     $  8,258   $   271,095
Stock Reverse Split 3:1             (7,123,094)     (7,123)            7,123               --            --            --
Common shares issued                 7,773,026       7,773         1,980,833               --            --     1,988,606
Net loss                                    --          --                --       (1,798,830)           --    (1,798,830)
Unrealized foreign
    Exchange gain                           --          --                --               --        (8,258)       (8,258)
                                 ----------------------------------------------------------------------------------------
Balance, End Of Year                11,334,648   $  11,334     $   2,331,639     $ (1,890,360)     $     --   $   452,613
                                 ========================================================================================


                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1.   OPERATIONS

     Wolf Exploration Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc. and on November 21, 2000, changed its name to Travelport Systems Inc. The Corporation's business offices are located in Vancouver, British Columbia, Canada.

     Since June, 2000, the Company attempted to purchase and finance the operation of Travelport Media Inc. a Nevada USA company (Note 4). In April 1998, the Corporation acquired an exclusive license to develop and market a dental color analyzer. (Note 7&8). Prior to this acquisition, the Corporation's primary business activity was the blending of chemicals for use in oilfield production from a wholly owned subsidiary's plant in Calgary, Alberta, Canada. The subsidiary 714674 Alberta Ltd. was sold effective June 30, 1998. (Note 6)

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Consolidation (Discontinued Operations)

          The Corporation sold its wholly owned subsidiary, 714674 Alberta Ltd. (o/a Calgary Chemical) effective June 30, 1998. (Note 6) The presentation of the financial statements for the year ended December 31, 1998 reflected the subsidiary as a discontinued operation.

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

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          As a result, diluted (loss) per share does not differ significantly from basic (loss) per share for fiscal 2000, 1999, and 1998 year ends due to the losses incurred in each year.

     (g)  Investment in AEI Trucolor Inc.

          The Company carries its interest in AEI Trucolor Inc., a British Columbia private corporation, at cost. The Company does not exercise significant influence over the investee.

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



     3.   COMMON STOCK

     a)   Authorized: 200,000,000 common shares, par value $0.001 each.


                                                            2000                                 1999
                                             ------------------------------------ ------------------------------------
                                                 Number              Amount           Number               Amount
                                             ----------------    ---------------- ---------------       --------------
        Issued  and   outstanding   balance       7,034,648   $        1,084,473      11,334,648  $         2,342,973
         beginning of year
        Cancellation of Licence (Note 7)                 --                   --      (4,800,000)          (1,344,000)
                                             ------------------------------------------------------------------------

        Balance,    beginning    of   year,
         restated                                 7,034,648            1,084,473       6,534,648              998,973
         Acquisition of interest in  AEI
          Trucolor Inc.  (Note 7)                        --                   --          50,000                7,500
         For exercise of options                    145,000               36,250              --                   --
         For debt                                 4,039,554            1,009,889              --                   --
         For services                               251,016               37,652         450,000               78,000
         Finders fee                                                      48,000
         Stock purchase warrants                                          80,000
                                             ------------------------------------------------------------------------
        Issued and outstanding  balance end      11,470,218   $        2,296,264       7,034,648  $         1,084,473
         of year
                                             ========================================================================

        Represented by:
        Common shares at par value                                         7,034                                7,034
        Additional paid in capital                                     2,289,230                            1,077,439
                                                              -------------------                 --------------------
                                                              $        2,296,264                  $         1,084,473
                                                              ===================                 ====================


     b) At December 31, 2000, options providing for the issue of additional common shares are outstanding as follows:

                    Number              Price              Expiry Date
                ----------------- ------------------ ------------------------

                    780,000             $0.25            August 17, 2003
                    30,000              $0.30            March 20, 2005
                    300,000             $0.25             May 31, 2005
                    50,000              $0.30             June 20, 2005
                    150,000             $0.15           October 11, 2005
                    200,000             $0.25           October 19, 2005

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


3.   COMMON STOCK, continued

     c) The Company accounts for options granted using the intrinsic value method and in accordance with the accounting prescribed in Accounting Principles Board Opinion No 25 ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method is the fair value accounting provided for under FASB statement No. 123 ("SFAS No 123"), which required the use of option valuation models. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998; risk free rate of 5.25%; no dividends, volatility factor of the expected life of the Company's common stock of 180%; and a weighted average expected life of the options granted in each year of four to five years. The pro forma effect of SFAS No 123 is as follows:

                                                             Pro Forma
                       December 31, 2000

                       Net loss for the period       $             717,170
                       Loss per share                $                0.07

                                                             Pro Forma
                       December 31, 1999

                       Net loss for the period       $             307,331
                       Loss per share                $                0.03

                                                             Pro Forma
                       December 31, 1998

                       Net loss for the period       $           2,074,046
                       Loss per share                $               0.221

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


4.   ADVANCES TO TRAVELPORT MEDIA, INC.

     Pursuant to an agreement dated June 14, 2000, the Company purchased a 100% interest in a private company owned by a former director of the Company called Travelport Media Inc. ("TPI") TPI is a Nevada, USA incorporated private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required the Company to issue 3,000,000 share purchase warrants in exchange for a 100% interest in TPI. The share purchase warrants allowed the holder to purchase 3,000,000 common shares of the Company for $0.27 per share. The warrants became vested and exercisable over a five year period as follows:

                   Date of Vesting             Number of Warrants Vested
               ------------------------------------------------------------

                    July 1, 2000                        500,000
                   January 1, 2001                      150,000
                    July 1, 2001                        600,000
                   January 1,2002                       150,000
                    July 1, 2002                        750,000
                   January 1,2003                       400,000
                    July 1, 2003                        450,000

                                    Maximum Number of warrants Available
                  Exercise Date                 for exercise
               -----------------------------------------------------------

                  June 30, 2001                   600,000
                  June 30, 2002                   600,000
                  June 30, 2003                   600,000
                  June 30, 2004                   600,000
                  June 30, 2005                   600,000

     The number of share purchase warrants would vest according to the above schedule provided that the holder of the warrants remained retained as a consultant by the Company. If the warrant holder was no longer retained as a consultant, any unvested warrants would immediately expire. Before the end of December 31, 2000, the Company's relationship with the consultant and former shareholder of TPI became strained, resulting in the consultant resigning as a director of the Company on September 11, 2000. The Company has recorded the 500,000 vested warrants at their intrinsic value on the June 14, 2000 grant date of $80,000 as compensation expense. In addition, as it is no longer recoverable, the Company has written off all advances to TPI and expenses paid by the Company on TPI's behalf to the statement of loss and retained earnings (deficit) as of December 31, 2000.

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



4.   ADVANCES TO TRAVELPORT MEDIA, INC., continued

     In addition, the Company issued 300,000 share purchase warrants to companies controlled by a director as finders fees for bringing the two parties in the above noted transaction together. The Warrants enabled the holder to purchase 300,000 shares of the Company at $0.27 each for a period of five years. The Company has recorded the warrants at their June 14, 2000 intrinsic value of $48,000. As a result of the separation of the parties involved in the above transaction, the share purchase warrants were cancelled by the Company before exercise.

     Subsequent to December 31, 2000, the Company entered into a settlement agreement whereby the Company would return the shares of TPI back to the original owner on the condition that the original owner and former director of the Company would assume a liablity of $86,000 which was incurred by the Company on behalf of TPI for the purchase of certain computer equipment. The $86,000 liability is included in accounts payable of the Company as at December 31, 2000. As the computer equipment was purchased on behalf of TPI, the Company has written off its interest in the equipment as part of the advances to Travelport Media, Inc.

     In addition, subsequent to December 31, 2000 the Company cancelled 150,000 share purchase options exercisable at $0.15 per share until October 11, 2005, and the Company cancelled 200,000 share purchase options exercisable at $0.25 per share until October 19, 2005 issued to employees of TPI.

5.   RELATED PARTIES

     (i) During the year, the company paid or accrued $37,695 (1999 - $66,427) for management fees to a company wholly owned by a director.

     (ii) A total of $Nil (1999 - $12,947) was paid or accrued to a director and to a company owned by a director for consulting and technical services rendered.

     (iii) A total of $7,500 (1999 - $11,050) was paid to a former director for consulting fees.

     (iv) A total of $27,827 (1999 - $Nil) was paid to a company wholly owned by an officer of the company for accounting fees, office services and rent.

     (v) Accounts payable includes $20,425 (1999 - $25,995) payable to companies wholly owned by directors.

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



6.   SALE OF 714674 ALBERTA LTD. (O/A CALGARY CHEMICAL)

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

     As a result of the sale of 714674 Alberta Ltd. (Calgary Chemical) effective June 30, 1998, the company has reflected the operations of Calgary Chemical as a discontinued operation. Revenue from sales during the six months until the sale was $286,347 compared to $444,192 for the year 1997 and $145,889 for the year 1996 (from acquisition September 30, 1996). Cost of goods sold was $147,496 in 1998, $227,240 in 1997 and $75,723 in 1996.

7.   LICENSE AGREEMENT

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

     As a result of the settlement of litigation with AEI Trucolor Inc. ("The Settlement Agreement") (Note 8). The License agreement was cancelled and
     4.8 million shares were returned to treasury.

8.   AEI TRUCOLOR INC.

     An action was brought by AEI Trucolor Inc. ("Trucolor") in British Columbia Supreme Court against Travelport Systems Inc. (Formerly Wolf Industries Inc.), Andrew Engineering Inc., and other parties to the license agreement.

     This action was settled by the execution of two agreements the effect of which is that the Company can acquire up to a 60% equity interest in AEI Trucolor Inc., an arm's length private company. As at December 31, 1999, the Company has a 40% interest in AEI Trucolor Inc. as described below.

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



8.   AEI TRUCOLOR INC., continued

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

     The agreement with a third party was not consummated by Trucolor, and therefore the 20% interest was transferred to GPT. As a result, the Company holds a 40% interest in Trucolor, and GPT a 60% interest.

9.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.


10.  SUBSEQUENT EVENTS

     Subsequent to the end of the year, the Company:

     a) Cancelled 300,000 stock purchase options exercisable at $0.25 per share until May 31, 2005.

     b)   See also Note 4.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation:

PATRICK A. McGOWAN - (Age 62). President, C.E.O., Director of the Company,
     Coquitlam, British Columbia. President of the Company since April 16, 1998. September 1996 to April 1999, president of Consolidated Ewing Industries Inc. (now Lyra Resources Ltd.), Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the Canadian Venture Exchange ("CDNX"), formerly the Vancouver and Alberta Stock Exchanges. November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration. February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, and traded on the CDNX. August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the CDNX, engaged in natural resource exploration and development. October 1992 - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

ALLEN SCHWABE (Age 44). Treasurer and Director of the Company, Delta, British
     Columbia. Treasurer since April 16, 1998. Since 1982 to the present, President and owner of Buellex Holdings, Inc., Delta, B.C., a company engaged in investing for its own account. January 1996 to present, a Consultant to Pacific Insight Electronics Corporation, Nelson, B.C., Canada providing investment advice with respect to current market conditions for a variety of investment options. March 1996 to the present, Director of Porcher Island Gold Corporation, Vancouver, B.C., a precious metal exploration company publicly traded on the CDNX. March 1991 to June 1995, Director of Cyberion Networking Corp., a publicly held company traded on the CDNX. March 1995 to June 1996, Director of East West Resource Corp., a publicly held mining company traded on the CDNX. May 1996 to September 1997, Director of G.F.M. Resources Ltd., a publicly held mining company traded on the CDNX.

PETER G. ROOK-GREEN (Age 60). Secretary, C.F.O., and Director of the Company,
     Surrey, British Columbia. Secretary since March 20, 2000, and Director since June 20, 2000. From 1994 to the present, President of Rook-Green Investments Inc. (d.b.a. R-G Management), a company engaged in providing administrative and accounting services to companies. May 1996 to present, Corporate Secretary and C.F.O. of Pallaum Minerals Ltd., Vancouver, B.C., Canada, a resource company trading on the CDNX; February 1997 to June, 2000, Corporate Secretary of Globalstore.com Incorporated, Vancouver, B.C., an internet technology company trading on the CDNX; September 1998 to present, Corporate Secretary, and January, 2001 to present, Director, of Olympus Stone Inc., Vancouver, B.C., a resource company trading on the CDNX; February, 2000 to April, 2001, Corporate Secretary of US Diamond Corp., Vancouver, B.C., a resource company trading on the CDNX; March, 1998 to present, Director of Anglo-Andean Explorations Inc., Vancouver, B.C., a resource company trading on the CDNX; January, 2000 to December, 2000, Director of Rystar Communications Ltd., Vancouver, B.C., trading on the CDNX; October, 1999 to present, Director of Terramin Resources, Inc., a resource company trading on the CDNX; and January, 2001 to present, Director and Corporate Secretary of Consolidated Fortress Resources Inc., a resource company trading on the CDNX. Mr. Rook-Green obtained a Certified Management Accountant (C.M.A.) designation in 1971.

IAN D. LAMBERT (Age 55) Director of the Company, North Vancouver, B.C. Director of the Company since January, 2001. Director, Covik Development Corp., oil and gas production, April 1990 to present; Director, Trade Winds Resources Ltd, mineral exploration, April, 1990 to present; Director, Dimensions West Energy Inc., oil and gas production, April, 1990 to present; Director, Quotemedia.com Inc., financial internet portal, May, 1994 to present; Director, Tasty Fries Inc., vending Machine manufacturer, September, 1995 to present; Director, LiteWave Corp., marketing, February, 1999 to present; Director, Black Dragon Entertainment Inc., record distribution, July 2000 to February, 2001; Director, First Telecom Corp. ,telecommunications, December 2000 to present; Corporate Secretary, Great Northern Health Inc., medical equipment; Corporate Secretary, Black Dragon Entertainment Inc., record distribution. Mr. Lambert holds a Bachelor of Commerce degree in quantitative analysis and computer science from the University of Saskatchewan.

Mr. Schwabe resigned as Secretary of the Company on March 20, 2000, and was replaced by Mr. Rook-Green. Mr. Schwabe remains a Director and Treasurer of the Company. Mr. Rook-Green was appointed a Director on June 20, 2000. Mr. Ian McMillan was appointed a Director on July 7, 2000, and resigned on September 11, 2000. Mr. David Smith was appointed a Director on April 7, 2000, and resigned on February 8, 2001. Mr. Ian D. Lambert was appointed a Director on January 31, 2001.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's Executive Officers and Directors and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms filed by such person. Based upon a review of the initial and annual statements of beneficial ownership, the Registrant's Executive Officer and Directors have timely filed their reports of ownership, except for Ian McMillan who failed to file a Form 3 or a Form 4 when he resigned.

ITEM 10. EXECUTIVE COMPENSATION

     (a) SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

A private company wholly-owned by Mr. McGowan received or was due a total of $37,695 of compensation in the fiscal year ended December 31, 2000 in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999.

A private company owned by Mr. Rook-Green received or was due a total of $27,827 for rent, office services, accounting and administrative services for the period since being appointed secretary of the Company in March, 2000.

Mr. Schwabe received $nil in 2000 (1999-$12,902) for consulting services provided to the Company.

     (b) OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has a Directors and Officers Stock Option Plan, a Key Personnel Compensation Plan, and a 2000 Stock Option Plan as described below. Options granted during the year 2000 to Executive Officers and Directors were as follows:

Name                           Number          Price       Expiry Date
----                           ------          -----       -----------
P. Rook-Green                  30,000          $0.30       Mar. 20/05

     (c) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

During the 2000 fiscal year, options were exercised as follows:

Name                     Number      Exercise price        Proceeds
----                     ------      --------------        --------
P. McGowan               70,000           $0.25             $17,500
M. Hardesty              75,000           $0.25             $18,750

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

During 2000, 30,000 options were granted at $0.30, and 300,000 at $0.25, for five-year periods, under the terms of the two plans.

In October, 2000, the Company by resolution of the directors, established the 2000 Stock Option Plan ("2000 Plan"), whereby 5,000,000 of the company's stock was reserved for issuance. During 2000, under the terms of the 2000 Plan, 50,000 options to purchase shares were granted at $0.30, 200,000 were granted at $0.15, and 200,000 were granted at $0.25, all for five year periods.

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

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999. In 2000, Andrea Resources Ltd. a company wholly-owned by Mr. McGowan received or was owed a total of $37,695 for services rendered under this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of December 31, 2000 unless otherwise noted. The number of shares beneficially owned is deemed to include shares of Common Stock which directors of officers have a right to acquire pursuant to the exercise of options within sixty days of December 31, 2000. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

None

         (b)      SECURITY OWNERSHIP OF MANAGEMENT.

Name and Address                           Number            Percentage
                                        Of Shares              of Class
-----------------------------           ---------            ----------
Patrick A. McGowan
211 - 1148 Westwood Street
Coquitlam, B.C.
V3B 4S4                                   759,380   (1)            5.8%

Allen Schwabe
1730 Beach Grove Drive
Delta, B.C.
V4L 1P3                                   200,000   (2)            1.5%

Peter G. Rook-Green
14920 - 83A Avenue
Surrey, B.C.
V3S 7S2                                    30,000   (3)            0.2%

Ian D. Lambert
1220 Eastview Road
North Vancouver, B.C.
V7J 1L6                                    25,000                  0.2%


(1)  Includes 580,000 options to purchase shares at a price of $0.25 per share.
(2) Consists entirely of options to purchase shares at a price of $0.25 per share.
(3) Consists entirely of options to purchase shares at a price of $0.30 per share.

     (c)  CHANGES IN CONTROL

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan is the sole shareholder of Andrea Resources Ltd., which billed the Company a total of $37,695 during 2000 (1999-66,427) for services rendered under the management agreement (Item 10(f)). Buellex Holdings Inc., a company wholly owned by Mr. Schwabe, billed the Company $nil during 2000 (1999-$12,947) for consulting services. Mr. Rook-Green is an owner of R-G Management, which billed the Company $27,827 (1999-$nil) for services since being appointed secretary of the Company in March, 2000.

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

Date:  April 12, 2000
----------------------
Travelport Systems Inc.


By /s/ Patrick A. McGowan
-------------------------
Patrick A. McGowan, Title:  President, Chief Executive Officer, and Director


By /s/ Peter G. Rook-Green
--------------------------
Peter G. Rook-Green, Title:  Secretary, Chief Financial Officer, and Director