Form 10QSB/A
period 2000-09-30
TRAVELPORT SYSTEMS INC
filed 2001-05-02
CIK 1040482

FORM 10-QSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from       to

                         Commission file number: 0-22723

                             TRAVELPORT SYSTEMS INC.
                          (f/n/a Wolf Industries Inc.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           NEVADA              98-0171619
                  --------------------------------------------
                 (State of incorporation) (IRS Employer ID No.)

                        Suite 205 - 16055 Fraser Highway
                    Surrey, British Columbia, Canada V3S 2W9
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                    9 Months ended  9 Months ended
                                                    Sept. 30, 2000   Sept.30, 1999
                                                   ---------------  --------------


                                     Assets
Current
 Accounts receivable                                   $     1,952     $   4,957
                                                       -----------     ---------
Due from Travelport Media Inc.                             261,654

Intangible Assets (Net)                                      5,937         7,500
                                                       -----------     ---------
                                                       $   269,543     $  12,457
                                                       ===========     =========

                                   Liabilities

Current
 Bank indebtedness                                     $     2,287    $      353
 Accounts payable and  accrued liabilities                 393,058     1,040,897
                                                       -----------    ----------
                                                           395,345     1,041,250
                                                       -----------    ----------

                            Stockholders' Deficiency

Capital stock                                            2,296,264     1,084,474
Deficit                                                 (2,422,066)   (2,113,267)
                                                       -----------    ----------
                                                          (125,802)   (1,028,793)
                                                       -----------    ----------

                                                       $   269,543    $   12,457
                                                       ===========    ==========

               Interim Consolidated Statement of Loss and Deficit
                                   (Unaudited)


                                                          9 Months ended  9 Months ended
                                                          Sept. 30, 2000   Sept.30, 1999
                                                       -----------------  --------------

Expenses
Amortization                                              $        1,563    $        --
     Administration                                               92,547        130,702
     Executive compensation                                      107,374         61,000
     Finders fees                                                 48,000           --
     Rent                                                          1,213         12,374
     Research and development                                    (26,322)        69,230
                                                              ----------    -----------
                                                                 224,375        273,306
                                                              ----------    -----------

Loss for the period, before undernoted items:                   (224,375)      (273,306)

Recovery of prior year's amortization of intangible asset**           --         50,400
                                                              ----------    -----------
Net Income (Loss)                                               (224,375)      (222,906)

Deficit, beginning of period                                  (2,197,691)    (1,890,361)
                                                              ----------    -----------

Deficit, end of                                          $    (2,422,066) $  (2,113,267)
period                                                   ===============  =============


**The presentation for the September 30, 1999 period has been amended to reflect the recovery of amortization in the nine months, rather than as an adjustment of the opening deficit, which is consistent with the presentation in the audited statements for the year ended December 31, 1999.

                  Interim Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                   9 Months ended   9 Months ended
                                                   Sept. 30, 2000   Sept. 30, 1999
                                                   --------------   --------------
Cash Provided by (Used for)
Operating Activities
     Loss for period                                    $(224,375)      $(222,906)

Item not affecting cash
      Amortization (recovery)                               1,563         (50,400)
      Compensation stock purchase warrants issued          80,000              --
      Stock purchase warrants issued for finders fees      48,000              --

       Changes in working capital
               Accounts receivable                          2,639          22,901
               Accounts payable                           313,206         236,768
                Prepaid expenses                               --          25,000
                                                        ---------       ---------
                                                          221,033          11,363
                                                        ---------       ---------

Investing Activities
                                                        ---------       ---------
        Advances to Travelport Media Inc.                (261,654)             --
                                                        ---------       ---------

Financing Activities                                    ---------       ---------
        Issuance of common shares for cash                 36,250              --
                                                        ---------       ---------

Increase (Decrease) in Cash                                (4,371)         11,363

Cash (Bank Indebtedness) beginning of period                2,084         (11,716)
                                                        ---------       ---------
Cash (Bank Indebtedness) end of period                  $  (2,287)      $    (353)
                                                        =========       =========


Supplemental Disclosure on non-cash financing and investing activities
----------------------------------------------------------------------
During the period ended September 30, 2000, the Company issued: 251,016 (September 30, 1999 - 500,000) common shares for non-cash consideration of services provided to the Company in the amount of $37,652 (Sept. 30, 1999 - $85,500); and issued 4,039,554 common shares for non- cash consideration of debt owing to a creditor by the Company in the amount of $1,009,888.50 (September 30, 1999 - nil). During the period ended September 30, 1999, 4,800,000 common shares valued at $1,344,000 were returned to treasury as a result of the cancellation of the licence agreement covering the dental color analyzer, and 50,000 common shares at a deemed value of $7,500 were issued under the terms of new agreements.





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

 (b) Capital Resources

     The Company had a working capital deficiency of $393,393 at September 30, 2000. As noted above, the Company is receiving funding from a shareholder.

(c)  Results of Operations

     For the nine months ended September 30, 2000, the Company incurred a net loss of $224,375.

     Administration expenses for the nine-month period amounted to $92,547, compared to $130,702 in the same period of 1999.

(d)      Advances to Travelport Media, Inc.

         Pursuant to an agreement dated June 14, 2000, the Company purchased a 100% interest in a private company owned by a former director of the Company called Travelport Media Inc. ("TPI"). TPI is a Nevada, USA incorporated private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required the Company to issue 3,000,000 share purchase warrants in exchange for a 100% interest in TPI. The share purchase warrants allowed the holder to purchase 3,000,000 common shares of the Company for $0.27 per share. The warrants became vested and exercisable over a five-year period as follows:
                    Date of Vesting             Number of Warrants Vested
              -----------------------------------------------------------------
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

WOLF INDUSTRIES INC.

Dated: May 1, 2001

/s/ Patrick A. McGowan
-----------------------
Patrick A. McGowan, President


/s/ Peter G. Rook-Green
------------------------
Peter G. Rook-Green, Chief Financial Officer