Form 10QSB
period 2001-03-31
TRAVELPORT SYSTEMS INC
filed 2001-05-15
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2001

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number: 0-22723

                             TRAVELPORT SYSTEMS INC.
                         (Formerly Wolf Industries Inc.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 7, 2001, the Registrant had 11,470,218 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                    3 Months ended     3 Months ended
                                                    March 31, 2001     March 31, 2000
                                                    --------------   ----------------
                                     Assets
Current
  Cash                                                $         --       $    18,572
  Accounts receivable                                        4,500             1,348
  Share subscriptions receivable                                --            17,500
  Prepaid expenses                                              --             3,423
                                                       -----------       -----------
                                                             4,500            40,843

Intangible Assets (Net)                                      5,188             6,688
                                                       -----------       -----------

                                                       $     9,688       $    47,531
                                                       ===========       ===========

                                   Liabilities

Current
  Bank indebtedness                                             80       $        --
  Accounts payable and  accrued liabilities                488,468            68,829
                                                       -----------       -----------
                                                           488,548            68,829
                                                       -----------       -----------

                            Stockholders' Deficiency

Capital stock                                            2,296,264         2,168,264
Deficit                                                 (2,775,124   )    (2,189,562)
                                                       -----------       -----------
                                                          (478,861   )       (21,298)
                                                       -----------       -----------

                                                       $     9,688       $    47,531
                                                       ===========       ===========

               Interim Consolidated Statement of Loss and Deficit
                                   (Unaudited)

                                                     3 Months ended   3 Months ended
                                                     March 31, 2001   March 31, 2000
                                                     --------------   --------------
Expenses
   Amortization                                        $        375      $       813
   Administration                                             6,508           13,776
   Executive compensation                                     8,680            3,454
   Rent                                                         361              138
   Research and development (recovery)                           --          (26,309)
                                                         ----------      -----------
                                                             15,924           (8,129)
                                                         ----------      -----------

Income (Loss) for the period, before undernoted items:      (15,924)           8,129

Advances to Travelport Media Inc.                           (14,412)              --
                                                         ----------      -----------
Net Income (Loss)                                           (30,336)           8,129

Deficit, beginning of period                             (2,744,788)      (2,197,691)
                                                         ----------      -----------

Deficit, end of period                                  $(2,775,124)     $(2,189,562)
                                                        ===========      ===========

                  Interim Consolidated Statement of Cash Flows
                                   (Unaudited)

                                          3 Months ended   3 Months ended
                                          March 31, 2001   March 31, 2000
                                          --------------   --------------
Cash Provided by (Used for)
Operating Activities
  Income (Loss) for period                     $(30,336)         $  8,129

Item not affecting cash
  Amortization (recovery)                           375               813

  Changes in working capital
    Accounts receivable                            (971)            3,243
    Accounts payable                             33,152           (11,024)
    Share subscriptions                              --           (17,500)
    Prepaid expenses                                 --            (3,423)
                                               --------          --------
                                                  2,220           (19,762)
                                               --------          --------

Financing Activities
  Issuance of common shares for cash                 --            36,250
                                                                 --------
                                                                 --------

Increase (Decrease) in Cash                      (2,220)           16,488

Cash (Bank Indebtedness) beginning of period     (2,300)            2,084
                                               --------          --------

Cash (Bank Indebtedness) end of period         $    (80)         $ 18,572
                                               ========          ========

Supplemental Disclosure on non-cash financing and investing activities
----------------------------------------------------------------------
During the period ended March 31, 2000, the Company issued: 251,016 common shares for non-cash consideration of services provided to the Company in the amount of $37,652; and issued 4,039,554 common shares for non- cash consideration of debt owing to a creditor by the Company in the amount of $1,009,889.











The foregoing unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

     The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,382,141 to March 31, 2001, and were repaid $53,230 during 1999, and $1,009,889 in 2000, leaving a balance of $319,022 which is included in accounts payable. There are no specific terms of repayment.

 (b) Capital Resources

     The Company had a working capital deficiency of $484,048 at March 31, 2001. As noted above, the Company is receiving funding from shareholders.

(c)  Results of Operations

     For the three months ended March 31, 2001, the Company incurred a net loss of $30,336.

     Administration expenses for the three-month period amounted to $6,508, compared to $13,776 in the same period of 2000.

(d)  Advances to Travelport Media, Inc.

     Pursuant to an agreement dated June 14, 2000, the Company purchased a 100% interest in a private company owned by a former director of the Company called Travelport Media Inc. ("TPI"). TPI is a Nevada, USA incorporated private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required the Company to issue 3,000,000 share purchase warrants in exchange for a 100% interest in TPI. The share purchase warrants allowed the holder to purchase 3,000,000 common shares of the Company for $0.27 per share. The warrants became vested and exercisable over a five-year period.

     During the three month period ended March 31, 2001, the Company entered into a settlement agreement whereby the Company would give its interest in the shares of TPI back to the original owner on the condition that the original owner and former director of the Company would assume a liability of $86,000 which was incurred by the Company on behalf of TPI for the purchase of certain computer equipment. The $86,000 liability is included in accounts payable of the Company as at March 31, 2001. As the computer equipment was purchased on behalf of TPI, the Company has written off its interest in the equipment as part of the advances to Travelport Media, Inc.

     In addition, the Company cancelled 150,000 share purchase options exercisable at $0.15 per share until October 11, 2005, and the Company cancelled 200,000 share purchase options exercisable at $0.25 per share until October 19, 2005 issued to employees of TPI.

Part II - Other Information

Item 1  - Legal Proceedings:     None

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information.  None

Item 6. - Exhibits and Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT SYSTEMS INC.
(Formerly Wolf Industries Inc.)

Dated: May 14, 2001


/s/ Patrick A. McGowan
------------------------
Patrick A. McGowan, President


/s/ Peter G. Rook-Green
------------------------
Peter G. Rook-Green, Chief Financial Officer