Form 10QSB
period 2001-06-30
TRAVELPORT SYSTEMS INC
filed 2001-08-17
CIK 1040482

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2001

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 8, 2001, the Registrant had 4,980,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                               6 Months Ended    12 Months Ended
                                               June 30, 2001       Dec. 31, 2000
                                                ------------    ----------------
                                     Assets
Current
  Accounts receivable                                 3,239               3,529
                                                -----------        -------------
                                                      3,239               3,529

Intangible Assets (Net)                               4,813               5,562
                                                -----------        -------------

                                                $     8,052       $       9,091
                                                ===========        =============

                                   Liabilities

Current
  Bank indebtedness                             $     2,118       $      2,300
  Accounts payable and  accrued liabilities         167,075             455,315
                                                -----------        -------------
                                                    169,193             457,615
                                                -----------        -------------

                                  Stockholders'
                                   Deficiency

Capital stock                                     2,759,624           2,296,264
Deficit                                          (2,920,765)         (2,744,788)
                                                -----------       --------------
                                                   (161,141)           (448,524)
                                                -----------       --------------

                                                $     8,052      $        9,091
                                                ===========      ==============

               Interim Consolidated Statement of Loss and Deficit
                                   (Unaudited)





                                                                                                   Inception
                                                3 Months Ended              6 Months Ended     January 4, 1996
                                                    June 30,                    June 30,          to June 30,
                                               2001         2000           2001          2000           2001
                                         -------------------------  ------------------------- ---------------
Product Sales                            $       --   $        --    $       --   $        --    $   590,081
Cost of Goods Sold                               --            --            --            --        302,963
                                         ----------   -----------    ----------   -----------    -----------

Gross Margin                                     --            --            --            --        287,118
                                         ----------   -----------    ----------   -----------    -----------


Expenses
Amortization                                    375           (63)          750           750        108,488
Administration                              134,453        51,453       155,373        65,229      1,461,692
Executive compensation                       10,385         9,878        19,065        13,332        333,895
Finders Fees                                     --            --            --            --         48,000
Interest on long-term debt                       --            --            --            --         18,904
Rent                                            428           541           789           679        118,321

Research & development  (recovery)               --            (8)           --       (26,317)       566,875
                                         ----------   -----------    ----------   -----------    -----------
                                            145,641        61,801       175,977        53,673      2,656,175
                                         ----------   -----------    ----------   -----------    -----------

Loss from operations                        145,641        61,801       175,977        53,673      2,369,057

Advances to Travelport Media                     --            --            --            --        313,039
Recovery of amortization of intangible           --            --            --            --        (50,400)
Loss from discontinued operations                --            --            --            --         14,350
Loss on sale of subsidiary                       --            --            --            --        273,099
                                         ----------   -----------    ----------   -----------    -----------

Loss for the period                         145,641        61,801       175,977        53,673      2,919,145

Income taxes                                     --            --            --            --          1,620
                                         ----------   -----------    ----------   -----------    -----------

Net loss                                    145,641        61,801       175,977        53,673      2,920,765

Deficit, beginning of period              2,775,124     2,189,563     2,744,788     2,197,691             --
                                         ----------   -----------    ----------   -----------    -----------

Deficit, end of period                   $2,920,765   $ 2,251,364    $2,920,765   $ 2,251,364    $ 2,920,765
                                         ==========   ===========    ==========   ===========    ===========

                  Interim Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                 Inception
                                                     3 Months Ended           6 Months Ended   January 4, 1996
                                                         June 30,                June 30        to June 30,
                                                                                                   2001
                                                     2001        2000         2001       2000
                                                 ---------------------  ---------------------- -------------
Cash Provided by (Used for)
Operating Activities
  Loss for period                               $(145,641)   $(61,801)  $(175,977)  $ (53,673)  $(2,683,716)
Item not affecting cash
  Amortization                                        375         375         750         750       108,489
  Compensation stock purchase warrants issued          --          --          --          --        80,000
  Stock purchase warrants issued for finders
     fees                                              --          --          --          --        48,000
  Changes in working capital
     Accounts receivable                            1,261     (50,951)        290     (47,708)       66,402
     Inventory                                         --          --          --      (2,536)
     Prepaid expenses                                  --       3,423          --          --         1,812
     Demand bank loan                                  --          --          --      52,331
     Accounts payable                             141,967      67,382     175,119      56,797     2,437,462
     Income taxes payable                              --          --          --          --        (4,153)

  Discontinued operations                              --          --          --          --        17,698
                                                 --------    ----------    ------      ------    ----------
                                                   (2,038)    (41,572)        182     (43,834)      121,789
                                                 --------    --------      ------      ------    ----------
Financing Activities
  Issuance of common shares for cash                   --          --          --      36,250       486,349
  Share subscriptions receivable                       --      17,500          --          --            --
  Share issue costs                                    --          --          --          --       (95,732)
  Long term borrowing                                  --          --          --          --       309,250
  Repayments of long term debt                         --          --          --          --      (139,922)
  Foreign Exchange                                     --          --          --          --         8,258
                                                 --------    --------    --------    --------    ----------
                                                       --      17,500          --      36,250       568,203
                                                 --------    --------    --------    --------    ----------
Investing Activities
  Purchase of capital assets                           --          --          --          --       (23,329)
  Purchase of 418297 Alberta Ltd.                      --          --          --          --      (668,781)
  Vendor loan on acquisition - Repayment               --          --          --          --        46,449
  Vendor loan on acquisition -  Conversion
     to shares                                         --          --          --          --       (46,449)
                                                 --------    --------    ---------   --------    ----------
                                                       --          --          --          --      (692,110)
                                                 --------    --------    --------    --------    ----------

Increase (Decrease) in Cash                        (2,038)    (24,072)        182      (7,584)       (2,118)
Cash (Bank Indebtedness) beginning of period          (80)     18,572      (2,300)      2,084            --
                                                 --------    --------    --------    --------    ----------
Bank Indebtedness end of period                 $  (2,118)   $ (5,500)   $(2,118)  $  (5,500)    $   (2,118)
                                                =========    ========    ========   ==========    ===========



Supplemental Disclosure on non-cash financing and investing activities
----------------------------------------------------------------------
During the period ended June 30, 2001, the company issued 36,335,981 common shares for non-cash consideration of debt owing to creditors by the company in the amount of $363,360, and issued 200,000 common shares for non-cash consideration of services provided to the Company in the amount of $100,000. During the period ended June 30, 2000, the Company issued: 251,016 common shares for non-cash consideration of services provided to the Company in the amount of $37,652; and issued 4,039,554 common shares for non- cash consideration of debt owing to a creditor by the Company in the amount of $1,009,889.




The foregoing unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

The foregoing unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

NOTE  1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's form 10 KSB filed on or about April 12, 2001.


NOTE 2 - SHARE CAPITAL

On June 4, 2001, the Company converted debts to twenty individuals or corporations totalling $363,360 into 36,335,981 shares of common stock at $0.01 per share.

Effective June 25, 2001, a ten for one reverse split of the Company's shares became effective, resulting in the Company's share capital being reduced to 4,780,439 shares outstanding.

On June 27, 2001, the Company issued 200,000 common shares to a consultant for services rendered totalling $100,000.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

     The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,388,751 to June 30, 2001, and were repaid $53,230 during 1999, $1,009,889 in 2000, and 319,022 in 2001, leaving a balance of $6,610, which is included in accounts payable. There are no specific terms of repayment.

 (b) Capital Resources

     The Company had a working capital deficiency of $165,954 at June 30, 2001. As noted above, the Company is receiving funding from shareholders.

(c)  Results of Operations

     For the six months ended June 30, 2001, the Company incurred a net loss of $175,977.

     Administration expenses for the six-month period amounted to $155,373, compared to $65,229 in the same period of 2000. During the current quarter, the Company issued 200,000 shares as payment of $100,000 of consulting fees for work performed in conjunction with the Company's new gas prospects, which is included in administration expenses..

(d)  Acquisition of Oklahoma Gas Prospect

     On June 26, 2001, the Company executed an agreement to acquire a 50% working interest in the Oklahoma School Land Prospect located in Grant County, Oklahoma. Under the agreement, the Company will pay $50,000 within seven days of signing the agreement; a further $15,000 by July 15th, 2001; and will pay a total of $349,650 (estimated) for drilling, and for completion costs, if required, by payments on August 15, and September 15, 2001. Upon receipt of funds, seller will assign leases covering the above lands to purchaser, subject to a royalty of 25%. The seller will retain a 50% carried working interest in each lease. The Company issued a news release regarding this agreement on June 27, 2001.

     A log analysis from an adjacent well drilled on the lease in 1959 indicates two horizons with potential from additional zones. Publicly available records state that the adjacent 1959 well was never completed to produce gas because of economics and infrastructure constraints at the time. The first producing horizon to be tested is the Marmaton Big Lime/Oswego. There is also potential for condensate and oil from the prospect. The second horizon on the School Land prospect is the Simpson/Misener, which will be tested as part of an additional three drilling locations on the property.

     On July 23, 2001, the Company signed an agreement with Dancing Star Resources Ltd ("DSS"), whereby the Company agrees to assign an undivided 12.5% working interest to all rights, title and interest to certain lands specified as the Oklahoma School Lands Prospect. Under the terms of the agreement DSS agrees to participate in the drilling of one well, with an option to drill three additional wells. DSS will receive, before payout, 25% of the net proceeds attributable to the working interest from all natural gas production after royalties, taxes, and operating costs. The total financial contribution by DSS will be $137,000. The Company issued a news release regarding this agreement on July 27, 2001.

Part II - Other Information

Item 1 - Legal Proceedings:     None

Item 2 - Changes in Securities:

In the quarter ended June 30, 2001, the Company converted debts to twenty individuals or corporations totalling $363,360 into 36,335,981 shares of common stock at $0.01 per share. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering for these conversions.

The Company then conducted a reverse split of its common shares on a one new for ten old basis, with fractional shares rounded up, so that its issued and outstanding common shares became 4,780,639 effective June 25, 2001.

On June 27, 2001, the Company issued 200,000 common shares to an arm's length individual at a price of $0.50 for consulting services rendered to the Company in conjunction with its new gas interests.

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

Dated: August 14, 2001


/s/ Patrick A. McGowan
-----------------------
Patrick A. McGowan, President


/s/ Peter G. Rook-Green
-----------------------
Peter G. Rook-Green, Chief Financial Officer