Form 10QSB
period 2001-09-30
TRAVELPORT SYSTEMS INC
filed 2001-11-20
CIK 1040482

FORM 10-QSB
            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: September 30, 2001

Or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from________to________


                 Commission file number:  0-22723

                   AMERICAN PETRO-HUNTER INC.
               (Formerly Travelport Systems Inc.)
     (Exact name of registrant as specified in its charter)

NEVADA                                             98-0171619
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

As of November 15, 2001, the Registrant had 5,300,639 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes
 No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

                    CONSOLIDATED BALANCE SHEET

                         9 Months Ended       12 Months Ended
                          September  30         December 31
                             2001                  2000
                          (Unaudited)           (Audited)


                              Assets

Current
     Accounts receivable         1,320               3,529
                               -------              ------
                                 1.32                3,529

Intangible Assets (Net)          4.438               5.562

                            $    5.758          $    9.091


                           Liabilities

Current
     Bank indebtedness      $      501          $    2.3
     Accounts payable and
       accrued liabilities     196.226             455.315
                               -------             -------
                               196.727             457.615


                                 Stockholders' Deficiency

Capital stock                2,794,624           2,296,264
Deficit                     (2,985,593)         (2,744,788)
                             ---------           ---------
                            (  190,969)         (  448,524)
                             ---------           ---------
                            $    5,758          $    9,091
                             =========           =========


The accompanying notes are an integral part of these statements.

(Format change)

                    INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                        (Unaudited)
                                                                             Inception
                                                                           January 4, 1996
                          3 Months Ended             9 Months Ended         September 30,
                        2001            2000        2001         2000           2001

Product Sales           $     _     $   _         $    _      $  _        $      590,081
Cost of Goods Sold            _         _              _         _               302,963
                         --------     -------       -------    -------        ----------
Gross Margin                  _         _              _         _               287,118
                         --------     -------       -------    -------        ----------
Expenses
Amortization                 375         813          1,125      1,563           108,863
Administration            55,106      27,318        196,067     92,547         1,516,798
Executive compensation     9,016      94,042         28,081    107,374           342,911
Finders Fees                  _       48,000           _        48,000            48,000
Interest on long-term debt    _         _              _         _                18,904
Rent                         331         534          1,120      1,213           118,652
Research & development
    (recovery)                _         (5)            _       (36,322)          566,875
                         --------     ------        -------    -------         ---------
                          64,828     170,702        226,393    224,375         2,721,003
                         --------    -------        -------    -------         ---------
Loss from operations     (64,828)   (170,702)      (226,393)  (224,375)       (2,433,885)

Advances to Travelport
   Media                      _         _           (14,412)     _              (313,039)
Recovery of amortization
   of intangible              _         _              _         _                50,400
Loss from discontinued
   operations                 _         _              _         _               (14,350)
Loss on sale of subsidiary    _         _              _         _              (273,099)
                          -------   --------       --------    --------        ---------
Loss for the period      (64,828)   (170,702)      (240,805)  (224,375)       (2,983,973)

Income taxes                  _         _              _         _                (1,620)
                          -------   --------       --------    --------        ---------
Net loss                 (64,828)   (170,702)      (240,805)  (224,375)       (2,985,593)

Deficit, beginning
   of period          (2,920,765) (2,251,364)    (2,744,788) (2,197,691)             _
                       ---------   ---------      ---------   ---------        ---------
Deficit, end
   of period       $  (2,985,593)$(2,422,066)   $(2,985,593)$(2,422,066)    $ (2,985,593)
                       =========   =========      =========   =========        =========



The accompanying notes are an integral part of these statements.


                          INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)
                                                                                    Inception
                                                                                January 4, 1996
                                    3 Months Ended           9 Months Ended       September 30,
                                    2001          2000       2001         2000       2001

Cash Provided by (Used for)
Operating Activities
   Loss for period               $  (64,828)  $ (170,702)   $ (240,805) $(224,375) $(2,748,544)

Item not affecting cash
   Amortization                         375          375         1,125      1,563      108,863
 Compensation stock purchase
   warrants issued                        _            _             _     80,000       80,000
  Stock purchase warrants issued
   for finders fees                       _            _             _     48,000       48,000

 Changes in working capital

   Accounts receivable                1,919     (211,307)        2,209   (259,015)      68,321
   Inventory                              _            _             _          _       (2,536)
   Prepaid expenses                       _            _             _          _        1,812
   Demand bank loan                       _            _             _          _       52,331
   Accounts payable                  64,151      384,847       239,270    313,206    2,501,614
   Income taxes payable                   _            _             _          _       (4,153)

 Discontinued operations                  _            _             _          _       17,698
                                  ---------    ----------     ---------  ---------   ---------
                                     (1,617)       3,213        (1,799)   (40,621)     123,406
                                  ---------    ----------     ---------  ---------   ---------
Financing Activities
   Issuance of common shares for cash     _            _             _     36,250      486,349
   Share subscriptions receivable         _            _             _          _          _
   Share issue costs                      _            _             _          _      (95,732)
   Long term borrowing                    _            _             _          _      309,250
   Repayments of long term debt           _            _             _          _     (139,922)
   Foreign Exchange                       _            _             _          _        8,258
                                   ---------   ----------     ---------   --------   ---------
                                          _            _             _     36,250      568,203
                                   ---------   ----------     ---------   --------   ---------
Investing Activities
   Purchase of capital assets             _            _             _          _      (23,329)
   Purchase of 418297 Alberta Ltd.        _            _             _          _     (668,781)
      Vendor loan on acquisition
   Repayment                              _            _             _          _       46,449
      Vendor loan on acquisition -
   Conversion to shares                   _            _             _          _      (46,449)
                                  ----------  -----------     ---------   --------   ---------
                                          _            _             _          _     (692,110)
                                  ----------  -----------     ---------   --------   ---------
Increase (Decrease) in Cash           1,617       3,213          1,799     (4,371)        (501)
Cash (Bank Indebtedness) beginning
   of period                         (2,118)     (5,500)        (2,300)     2,084            _
                                  ---------   -----------     --------    --------   ---------
Bank Indebtedness end of period   $    (501)  $  (2,287)     $    (501)   $(2,287)   $    (501)
                                  =========   ===========     ========    ========   =========





The accompanying notes are an integral part of these statements.


(Format Change)

Supplemental Disclosure on non-cash financing and investing activities

During the period ended September 30, 2001, the company issued 36,335,981 common shares for non-cash consideration of debt owing to creditors by the company in the amount of $363,360, and issued 300,000 common shares for non-cash consideration of services provided to the Company in the amount of $135,000. During the period ended September 30, 2000, the Company issued:
251,016 common shares for non-cash consideration of services provided to the Company in the amount of $37,652; and issued 4,039,554 common shares for non-cash consideration of debt owing to a creditor by the Company in the amount of $1,009,889.


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

On September 19, 2001, the Company issued 100,000 common shares to a consultant for services rendered totalling $35,000.


Item 2 - Management's Discussion and Analysis or Plan of Operation.

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,412,797 to September 30, 2001, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $319,022 in 2001, leaving a balance of
$30,656, which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $195,407 at September 30, 2001. As noted above, the Company is receiving funding from shareholders.

(c)  Results of Operations

For the nine months ended September 30, 2001, the Company incurred a net loss of $240,805.

Administration expenses for the nine-month period amounted to $196,067, compared to $92,547 in the same period of 2000. During the current quarter, the Company issued 100,000 shares as payment of $35,000 of consulting fees for work performed in conjunction with the Company's web site, which is included in administration expenses.

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

The Company is in discussion to re-negotiate the financial terms of these agreements.

On November 13, 2001 , the Company signed an assignment of lease whereby it acquired the Brazos River Prospect, Texaco#1A, located in Fisher and Kent Counties Texas. The consideration paid by AAPH to Exor Oil Company Inc, Dallas Texas is 665,000 common (restricted - 144) shares of the Company with a deemed value of $300,000. The Company has acquired a 100% working interest (75% NRI) Texaco Inc retains an 18.75% ORRI, and 6.25% ORRI is retained by geologists.

The first well to be drilled on the Brazos River acreage will be the Petro-Hunter Texaco Fisher #1A in section 35, Texas Pacific Survey, Fisher County Texas. The Petro Hunter Texaco Fisher #1A will be drilled through the Noodle Creek Zone at 2,000 feet through the Canyon Creek Zone at 6,000 feet to the Ellenberger Formation at 6,800 to 7,200 feet.

The Company issued a news release regarding the Brazos River Prospect on November 14, 2001.

Part II - Other Information

Item 1 - Legal Proceedings:

None

Item 2 - Changes in Securities:

On September 19, 2001, the Company issued 100,000 common shares to an arm's length individual at a price of $0.35 for consulting services rendered.

Item 3. - Default Upon Senior Securities:

None

Item 4. - Submission of Matters to a Vote of Security Holders:

During the quarter, the Corporation received manority approval from its security holders and changed its name from "Travelport Systems Inc" to "American Petro-Hunter Inc."

Item 5. - Other Information:

None

Item 6: Exhibits and Reports on Form 8-K:

     Exhibit 10.5     Letter of Intent with Gallaway Financial Services Inc.

     Exhibit 10.6     Letter argreement with Dancing Star Resources Inc.

     Exhibit 10.7     Assignment of Lease with Exor Oil Company, L.L.C.


















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT SYSTEMS INC.
(Formerly Wolf Industries Inc.)

Dated: November 19, 2001


/S/"Patrick A. McGowan"
Patrick A. McGowan, President


/S/"Peter G. Rook-Green"
Peter G. Rook-Green, Chief Financial Officer

Exhibit 10.5

GALLAWAY FINANCIAL SERVICES INC.
Harriet House, Spry Street
Bridgetown,
Barbados, W.I.


June 26, 2001

WITHOUT PREJUDICE

TRAVELPORT SYSTEMS INC.
16055 Fraser Highway, Suite 205
Surrey, B.C.
V3S 2W9

LETTER OF INTENT

Dear Sirs,

This binding Letter of Intent sets forth the understanding of the principal terms upon which Travelport Systems Inc. "TVPS" proposes to acquire a 50% Working Interest in leaseholds Galloway Financial Services "GFS" is in the process of acquiring from Dolomite Petroleum, LLC.

In general terms, the main points of the agreement are as follows:

1. GFS is in the process of acquiring leasehold interests in the Oklahoma School Lands located in North Central Oklahoma (see schedule A). These leases contain four drilling locations. The acquisition is to be completed no later than September 13, 2001.

2. TVPS will acquire a 50% Working Interest in these gas prospects by way of payment of monies according to the following schedule.

a. Payment of $50,000 (US) to GFS seven (7) working days after signing of the agreement for the rights to acquire the above Working Interest from GFS.

b. By July 15th, 2001 TVPS will pay $15,000.00 (US) to GFS advanced toward drilling and completion of one well.

c. Within 20 days of execution of this agreement, seller will provide purchaser an AFE for drilling and completion of one well. AFE amount is anticipated to be roughly $349,650.00 (US).


d. By August 15th, 2001 TVPS will pay $164,525.00 (US) to GFS in the amount of the AFE.

e. By September 15th, 2001 TVPS will pay $185,125.00 (US) to GFS (if required) for completion costs on first well.

f. Upon receipt of drilling, completion, and contingency funds, seller will assign leases covering the above lands to purchaser, subject to a royalty of 25%. Seller will also retain a 50% carried Working Interest in each lease. Leases will be delivered as received from the State of Oklahoma, identical in all respects except for royalty amount.

g.   The Parties will form an "Operations Committee" with one member each.

h. The Operations Committee will either operate the leases or arrange for a suitable third-party operator. The Operations Committee will attempt to commence drilling during the calendar year 2001, subject to drilling rig availability.

i. The Operations Committee will have discretionary power to expand drilling, completion, and contingency funds as necessary to drill, complete and connect the well. Charges will be within 10% of those customary in the industry.

If purchaser fails to meet the above timetable on any item, this agreement becomes null and void and seller will retain 100% of the above leases, purchaser will forfeit any funds advanced toward the project and any claims in the leases described herein. "Days" in the timetable are defined as actual calendar days, not business days.

In witness whereof, the parties hereunto subscribed their signatures on the date given below.

TRAVELPORT SYSTEMS, INC.



/s/ "Patrick McGowan"
Patrick McGowan, President

GALLOWAY FINANCIAL SERVICES
/s/ "Wayne R. Tisdale"

Dated: June 26, 2001

SCHEDULE "A"

NE/4 NW/4 subject to gas storage easement, Section 36-28N-3W, Grant County,
OK

NW/4 NW/4 subject to gas storage easement, Section 36-28N-3W, Grant County,
OK

SE/4 NW/4 subject to gas storage easement, Section 36-28N-3W, Grant  County,
OK

SW/4 NW/4 subject to gas storage easement, Section 36-28N-3W, Grant County,
OK

Exhibit 10.6

                         TRAVELPORT SYSTEMS INC.
                      Ste. 205, 16055 Fraser Highway
                      Surrey, B.C., Canada  V3S 2W9


July 23, 2001

Dancing Star Resources Ltd.
401,  850 West Hastings Street
Vancouver, B.C.  V6C 1E1

Dear Sirs:

     Re:  Oklahoma School Land Project, Grant County, Oklahoma

This letter will evidence the agreement of Travelport Systems Inc. ("Travelport") to assign to Dancing Star Resources Ltd. an undivided 12.5% working interest to all rights, title and interest presently owned or to be acquired by Travelport Systems Inc. to certain lands specified as the northwest quarter of Section 36, Township 28 North, Range 3 West, Grant County, Oklahoma (the "Lands") under the terms and conditions defined below.

1.   Parties to the agreement.

Travelport Systems ("Travelport"), a Nevada registered company with an address at:

     Suite 205, 16055 Fraser Highway
     Surrey, British Columbia
     V3S 2W9

and

Dancing Star ("Dancing Star"), a British Columbia registered company with an address at:

     401-850 West Hastings Street
     Vancouver, British Columbia
     V6C 1E1

2.   Scope of the project

Dancing Star agrees to participate in the drilling of one well with an option to drill three additional wells on lands known collectively as the Oklahoma School Land Project, (the "Lands"). The estimated spud date for the first well is September 15, 2001.

3.   Interest  Earned

Dancing Star agrees to participate in the drilling and completion, if conditions justify completion, one well located on the Lands described above, to a depth sufficient to test the Oswega Formation or 4500' more or less, or whichever is deeper. Dancing Star will be paid 18.75% of the net proceeds attributable to the working interest from production of oil and gas (being the gross proceeds from production less royalty, overriding royalty interests, all taxes including but not limited to production taxes, property taxes, any and all gathering, transportation and operating costs) until Dancing Star has received 100% of the total cost to drill, complete and equip the well ("Payout"). After payout, Dancing Star will receive 9.375% of the net proceeds attributable to its 12.5% working interest from production of all oil or gas (being the gross proceeds from production less royalty, overriding royalty interests, all taxes including but not limited to production taxes, property taxes, and any and all gathering, transportation and operating costs). There exists a 25% royalty burden on the lands described above.

4.   Payments

Dancing Star agrees to:

a. Pay Travelport a non-refundable sum of ten thousand dollars ($10,000.00) in U.S. dollars upon signing of this agreement, which sum is to be credited against the dry hole costs.

b. Pay Travelport a prospect fee of forty thousand dollars ($40,000) in U.S. dollars by August 15, 2001.

c. Pay to Travelport in trust the sum of thirty one thousand one hundred and thirty one dollars ($31,131.00) in U.S. dollars by August 1, 2001, being the balance of 25% of the dry hole costs for the first well as per the AFE attached.

d. Pay its share of the completion and tie in costs if completion is recommended and carried out.

5.   Operator

Travelport or its assignee will be the Operator for the project.

6.   Operating Agreement

Travelport and Dancing Star will enter into mutually agreeable Model Form A.A.P.L. Operating Agreement and COPAS Accounting Procedure upon successful completion of the first well.

7.   Authorization for Expenditure

It is agreed between the parties that the estimated drilling and completion costs for the above well will be revised 30 days before the anticipated spud date to more accurately reflect the current drilling and completion costs.

8.   Additional Lands

In the event that Travelport and Dancing Star mutually agree to acquire any interest in land within one mile of the property, then Dancing Star will pay 12.5% of the cost of acquisition of such property and further costs will be governed by the terms of this agreement.

9.   Travelport to provide data

Travelport will provide to Dancing Star:

a.   A drilling title opinion for those Lands described above.

b. Production histories, geological and seismic data in its possession which are relevant to the Lands.

10.  Well Information

During the progress of the drilling of the well and regardless of its depth, all parties hereto shall have access to the well and to all cores, cuttings, logs and all other information relative thereto. It is understood and agreed that Dancing Star is to be notified immediately in the event that oil or gas shows are encountered in drilling the test well and Travelport agrees to give sufficient notice prior to running electric logs, coring or testing to allow Dancing Star to have a representative at the well during such operations.

11.  Miscellaneous

This agreement shall enure to the benefit of and be binding on the parties hereto and their respective assigns and successors.

a. It is understood that the rights duties and obligations of the parties shall not be construed as creating a partnership of any kind or imposing upon any party hereto any partnership duty, obligation or liability to the other party.

b. This Agreement shall enure to the benefit of and be binding on the parties hereto and their respective assigns and successors subject to the conditions of the Operating Agreement.

c. This Agreement and the relationship between the parties shall be construed and determined according to the laws of the

d. If conditions arise in which one of the funding parties is unable to compete its obligations, the other party (ies) has the right of first refusal to acquire the defaulting parties interest to be exercised within 45 days of notification.

e. The terms of this Agreement express and constitute the entire agreement between the parties and no implied covenant or liability of any kind is created or shall arise by reason of these presents or anything contained in this Agreement. This Agreement supersedes and replaces all other previous Agreements whether written or oral, memoranda or correspondence between the parties (or any of them) with respect to the subject matter of this Agreement. Any modifications to this Agreement must be in writing and approved and executed by all parties.

f.   This Agreement may be executed in counterpart and by fax.

If the foregoing paragraphs correctly set out Dancing Star's understanding of this agreement between Travelport and Dancing Star, please sign and return one copy of this letter.

Sincerely,

/s/ 'Patrick A. McGowan"
Travelport Resources, Inc.

Accepted and agreed upon this 27th day of July, 2001.

Dancing Star
/s/ "Brian Gracey"
Authorized signatory

This agreement is subject to the approval of the Board of Directors of Dancing Star Resources Ltd.

Initials: ____"BG"___________      _____"PGR"___________
     Brian Gracey                  Peter G. Rook-Green
     President                     Secretary,
     Dancing Star Resources Ltd.   Travelport Systems Inc.

Exhibit 10.7

                            ASSIGNMENT OF LEASE


THIS ASSIGNMENT made as of the 13th day of November, 2001,


BETWEEN:

               EXOR OIL COMPANY, L.L.C.,
               a Texas limited liability company

               (the "Assignor")

AND:

               AMERICAN PETRO-HUNTER INC.,
               a Nevada corporation

               (the "Assignee")


WHEREAS the Assignor has agreed to convey and transfer to the Assignee the interest (described in Schedule "A" and referred to as the "Assigned Interest") of the Assignor in and to the Lease referred to and described in Schedule "A", subject to the additional royalties described in Schedule "A";

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and of the mutual covenants and agreements hereinafter contained, the parties hereto agree as follows:

1. At and for the consideration set out in paragraph 2 hereof, the Assignor grants, transfers, assigns, conveys and sets over to the Assignee the Assigned Interest in and to the Lease, subject to the additional royalties described in Schedule "A", to have and to hold the Lease to the Assignee for the residue of the term of the Lease and any renewals or extensions of it.

2. In consideration for the Assignor entering into this Agreement the Assignee agrees to issue to the Assignor, or its nominees, forthwith on execution of this agreement 665,000 shares of the Assignee's common stock (the "Shares").

3. The Assignor acknowledges that all shares of the Assignee's common stock issued by the Assignee, or its nominees, pursuant to this Agreement (the "Shares") will be governed by the following:

(a) the Shares will be issued as "restricted shares", as contemplated by the United States Securities Act of 1933 (the "1933 Act"). The Assignor acknowledges and agrees that the Shares have not been registered under the 1933 Act and, therefore, the Shares may not be resold, transferred or hypothecated without the registration of the Shares, or an opinion of counsel satisfactory to the Assignee to the effect that such registration is not necessary;

(b) the certificates representing the Shares will be endorsed with the following legend:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"), AND HAVE BEEN ISSUED ONLY TO ACCREDITED INVESTORS IN RELIANCE UPON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE ACT. SUCH SECURITIES MAY NOT BE REOFFERED FOR SALE OR RESOLD OR OTHERWISE TRANSFERRED UNLESS THEY ARE REGISTERED UNDER THE APPLICABLE PROVISIONS OF THE ACT OR ARE EXEMPT FROM SUCH REGISTRATION.

1. As additional consideration for the Assignor executing this Agreement, the Assignee agrees to pay to the Assignor an operating fee of $2,500 US per month commencing December 15, 2001 and terminating at the end of the month in which the property commences commercial production or the lease expires.

2. The Assignee represents and warrants to and covenants with the Assignor that:

(a) the Assignee is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada;

(b) the Assignee has made all necessary filings required to be made under the Securities Act of 1933 with the United States Securities and Exchange Commission.

3. The parties agree to use their best efforts to obtain a one-year extension of the Lease by February 20, 2002. In the event the parties are unsuccessful in extending the Lease as aforesaid, the Assignor shall be entitled to retain 50,000 of the Shares to be issued pursuant to Paragraph 2 hereof and the balance of 615,000 of the Shares will be returned to the Assignee for cancellation.

4. The Assignor agrees with the Assignee that it shall and will at the request and cost of the Assignee do and perform all acts and things and execute all deeds and documents and give all further assurances of the Lease as the Assignee shall reasonably require.

5. The Assignee agrees with the Assignor that it shall and will indemnify the Assignor of, from and against the payment of all future rents and payments and of, from and against the observance and performance of the Lessee's covenants, conditions and agreements in the Lease contained.

6. This agreement shall enure to the benefit of and be binding on the parties, their successors and assigns.

7. This Agreement may be executed in counterparts which together shall form one and the same instrument.

IN WITNESS WHEREOF the parties have executed and delivered these presents as of the day and year first written above.

EXOR OIL COMPANY, L.L.C.
by its authorized signatory:


______________________________
Authorized Signatory


AMERICAN PETRO-HUNTER INC.
by its authorized signatory:


______________________________
Authorized Signatory

SCHEDULE "A"

to the Assignment of Lease
made as of the 13th day of November, 2001 between Exor Oil Company, L.L.C.
and American Petro-Hunter Inc.


"Lease" means that certain lease dated February 21, 2001 and made between Texaco Exploration and Production Inc., as lessor, and Exor Capital Partners, L.L.C. (now Exor Oil Company, L.L.C.) as lessee, whereby the lessor did grant to the lessee, for the purpose of investigating, prospecting, drilling for, and producing oil and gas, laying pipe lines and building structures thereon to produce, save, take care of, treat, transport, and store said products, the following lands in Fisher and Kent Counties, Texas, namely:

W/2 of Section 35, Block V, T&P RR Co. Survey, A-346.

"Assigned Interest" means a 100% working interest in and to the Lease, subject to the following royalties:

Lessor Royalty    18.75%

Additional Royalties*:

-  Assignor     3.25%

-  Thomas Markham (geologist)   3.00%

TOTAL:  25.00

*calculated in the same manner as Lessor Royalty