Form 10KSB
period 2001-12-31
TRAVELPORT SYSTEMS INC
filed 2002-04-12
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED  DECEMBER 31, 2001

                            OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _________ TO ________


                   AMERICAN PETRO-HUNTER, INC.
               (Formerly Travelport Systems, Inc.)
    ----------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA                                                 98-0171619
-----------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


SUITE 205 - 16055 FRASER HIGHWAY, SURREY, B.C.           V3S 2W9
-----------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                          (604) 597-0036
                    ISSUER'S TELEPHONE NUMBER

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE                TITLE OF EACH CLASS:
ON WHICH REGISTERED:
     OTC Electronic Bulletin Board           Common Stock


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the Company was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES [X]            NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's operational revenues for its most recent fiscal year ending December 31, 2001 were $nil. Issuer's Common Shares outstanding at March 22, 2002 were 5,400,639. The aggregate market value based on the voting stock held by non-affiliates as of March 22, 2002 was $910,384 (based on 4,920,994 shares and on an average of bid and asked prices of $0.185).

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

              DOCUMENTS INCORPORATED BY REFERENCE
                        Certain exhibits

Transitional Small Business Disclosure Format (check one);
    Yes     No  X


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS
REPORT,   THE  WORDS  "BELIEVES,"  "PLANS," "ESTIMATES,"
"EXPECTS,"  "INTENDS,"  "ANTICIPATES,"  "MAY,"  "WILL,"
"SHOULD," "COULD," "FORTHCOMING," "UPCOMING" AND SIMILAR EXPRESSIONS, TO THE EXTENT USED, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS THAT ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS SUGGESTED HEREIN. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO DEVELOP AND SUCCESSFULLY MARKET THE PRODUCTS AND SERVICES DESCRIBED IN THIS REPORT (AND THE COSTS ASSOCIATED THEREWITH); THEIR ACCEPTANCE IN THE MARKETPLACE; TECHNICAL DIFFICULTIES OR ERRORS IN THE PRODUCTS AND/OR SERVICES; MARKET PRESSURE TO LOWER SUBSTANTIALLY COMMISSIONS ON THE EQUITY TRADES DESCRIBED AS A RESULT OF SUCH SERVICES BEING PROVIDED AT LOW OR NO ADDITIONAL COSTS BY BROKERAGES, FINANCIAL INSTITUTIONS AND OTHER FINANCIAL COMPANIES TO THEIR CUSTOMERS, OR FOR OTHER MARKET REASONS; THE COMPANY'S CUSTOMER AND ACTIVE PROSPECT BASE CONTAINING A SUBSTANTIALLY LOWER NUMBER OF INTERESTED CUSTOMERS THAN THE COMPANY ANTICIPATES; THE FAILURE TO CONSUMMATE THE PENDING JOINT VENTURES AND ACQUISITIONS AT ALL (OR ON A TIMELY BASIS) DUE TO VARIOUS REASONS; DIFFICULTY INTEGRATING OR MANAGING MULITPLE COMPANIES FROM TECHNOLOGY, OPERATIONAL AND MARKETING ASPECTS; POTENTIAL NASD OR OTHER BROKER-DEALER REGULATORY ISSUES ARISING FROM THE MERGER AND/OR THE CONDUCT OF A BROKERAGE BUSINESS; THE SUCCESS (AND COST) OF NEW MARKETING STRATEGIES AS A RESULT OF THE MERGER; UNFAVORABLE CRITICAL REVIEWS; INCREASED COMPETITION (INCLUDING PRODUCT AND PRICE COMPETITION); THE LEVEL OF
MARKET DEMAND FOR REAL-TIME DECISION SUPPORT TOOLS, REAL-TIME DATA AND/OR ON-LINE BROKERAGE SERVICES AND/OR WEBSITE SERVICES GENERALLY; ENTRANCE OF NEW COMPETITORS INTO THE MARKET; TIMING AND SIGNIFICANCE OF ADDITIONAL NEW PRODUCT AND SERVICE INTRODUCTIONS BY THE COMPANY AND ITS
COMPETITORS; GENERAL  ECONOMIC  AND  MARKET  FACTORS,   INCLUDING
CHANGES IN SECURITIES AND FINANCIAL MARKETS; TECHNOLOGY OBSOLESENCE, THE ADEQUACY OF WORKING CAPITAL, CASH FLOWS AND AVAILABLE FINANCING TO FUND THE COMPANY'S BUSINESS MODEL AND THE PROPOSED ACQUISITIONS OR INVESTMENTS ; AND OTHER RISKS AND UNCERTAINTIES INDICATED THROUGHOUT THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S RELEASES AND FILINGS INCLUDING WITHOUT LIMITATION FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

As used in this report, the terms "we," "us," "our," the "Company" and "American Petro" mean American Petro-Hunter, Inc. and the term "common stock" means American Petro-Hunter, Inc.'s common stock, par value $0.001 each (unless context indicates a different meaning).



















     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

     (a)   BUSINESS DEVELOPMENT

American Petro-Hunter Inc. ("the Company") was incorporated on January 24, 1996, pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire property for precious metal exploration in the western United States. However after considering several properties, the Company determined that the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996 the Company changed management and developed a new business plan.

In October 1996, the Company entered into an agreement to acquire two numbered companies that were combined with 714674 Alberta Ltd. continuing in operation. The business operated as Calgary Chemical, selling chemical products to the oil and gas industry.

In March 1997, the Company's name was changed to Wolf Industries
Inc. to reflect these developments.

Effective June 30, 1998, the Company sold its subsidiary, 714674
Alberta Ltd. ("Calgary Chemical") to Gorda Technology Holdings
Limited, a Turks and Caicos Islands corporation ("Gorda"). The terms of the sale were as follows:

(a)  Forgiveness of the inter-company debt owed by Calgary
Chemical to the Company in the amount of $82,289 (Canadian);

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

This action was settled by the execution of two agreements, the effect of which was that the Company acquired a 40% interest in Trucolor, an arm's length company. As a result of the agreement, Trucolor became the owner of the rights to the device.

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

Exercise Date                 Maximum Number of warrants
                              Available for exercise

June 30, 2001                 600,000
June 30, 2002                 600,000
June 30, 2003                 600,000
June 30, 2004                 600,000
June 30, 2005                 600,000

The number of share purchase warrants would vest according to the above schedule provided that the holder of the warrants remained retained as a consultant by the Company. If the warrant holder was no longer retained as a consultant, any unvested warrants would immediately expire. Before the end of December 31, 2000, the Company's relationship with the consultant and former shareholder of TPI became strained, resulting in the consultant resigning as a director of the Company on September 11, 2000.
The Company has recorded the 500,000 vested warrants at their intrinsic value on the June 14, 2000 grant date of $80,000 in the books of the Company as compensation expense. In addition, as they are longer recoverable, the Company has written off all advances to TPI and expenses paid by the Company on TPI's behalf to the statement of loss and retained earnings (deficit) as of December 31, 2000.

In addition, the Company issued 300,000 share purchase warrants to companies controlled by a director as finder's fees for bringing the two parties in the above noted transaction together. The Warrants enabled the holder to purchase 300,000 shares of the Company at $0.27 each for a period of five years. The Company has recorded the warrants in its books at their June 14, 2000 intrinsic value of $48,000. As a result of the separation of the parties involved in the above transaction, the share purchase warrants were cancelled by the Company before exercise.

In November, 2000, the Company received shareholder and regulatory approval to change its name to "Travelport Systems
Inc." in anticipation of its new business direction.

Subsequent to December 31, 2000, the Company entered into a settlement agreement whereby the Company would give its interest in the shares of TPI back to the original owner on the condition that the original owner and former director of the Company would assume a liability of $86,000 which was incurred by the Company on behalf of TPI for the purchase of certain computer equipment. The $86,000 liability is included in accounts payable of the Company as at December 31, 2001. As the computer equipment was purchased on behalf of TPI, the Company has written off its interest in the equipment as part of the advances to Travelport Media, Inc.

In addition, subsequent to December 31, 2000 the Company cancelled 150,000 share purchase options exercisable at $0.15 per share until October 11, 2005, and the Company cancelled 200,000 share purchase options exercisable at $0.25 per share until October 19, 2005 issued to employees of TPI.

As a result of termination of the TPI agreement, the Company decided to change its business direction to oil and gas opportunities, and received shareholder and regulatory approval to change its name to "American Petro-Hunter Inc. in August, 2001.

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

The Company developed preliminary business plans to proceed with manufacture and sale of the units, but was delayed in proceeding pending completion of this research and development, and by the action brought against the Company by AEI Trucolor (see Item 3 - Legal Proceedings).

As a result of settlement of the Trucolor action, Trucolor became the owner of the dental color analyzer. The manufacturing/distribution agreement was not consummated with a third party, as anticipated by the settlement agreement, and as a result the Company owns a 40% interest in Trucolor, and GPT owns a 60% interest.

ITEM 2.   DESCRIPTION OF PROPERTY

Effective January, 2000, the company relocated its office to Surrey, B.C., under a verbal agreement with R-G Management, a company owned by a director of the Company, to pay $200.00 per month for office rent, plus telephone charges and disbursements. The company shares this office with other companies, and occupies approximately 150 square feet.

ITEM 3.   LEGAL PROCEEDINGS

AEI Trucolor

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

(f)  General damages; and

(g)  Punitive damages.

The dispute was settled and the action dismissed pursuant to the terms of a binding Letter Agreement (the "Settlement Agreement") dated June 25, 1999. The Settlement Agreement provides that the shareholdings in Trucolor, the owner of the Analyzer, be amended as follows:

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

The Third Party Agreement was not consummated, and the 20% held by EAW was transferred to GPT. As a result, GPT holds a 60% interest in Trucolor, and the Company holds a 40% interest. The Company is in discussions with GPT as to future plans to allow action to be taken concerning commercialization, manufacture, and sale of the Analyzer.

These agreements are incorporated by reference from the Company's
10QSB filing for the quarter ended June 30, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2001, the Company received approval from its security holders to change the name of the Company to "American
Petro-Hunter Inc".


     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a)  MARKET INFORMATION

Since December 15, 1997, the Company's stock has been listed for sale on the OTC Electronic Bulletin Board. As of December 31, 2001 there were sixteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:     High ask per share:      Low bid per share:

March 31, 2001                $0.09               $0.015
June 30, 2001                 $1.01               $0.011
September 30, 2001            $0.80               $0.12
December 31, 2001             $0.45               $0.13


The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

In June, 2001, the Board of Directors of the Company approved the issuance of 36,335,981 shares at $0.01 to the principal creditor of the Company, in settlement of advances made to the Company. Also as part of the reorganization of the Company, the directors then approved a one for ten reverse spilt of the Company's common shares, so that the issued and outstanding shares of the Company became 4,780,639 as at June 8, 2001.

     (b)  HOLDERS

There were 60 holders of the Company's common stock as of December 31, 2001. This includes 27 holders of 3,171,879 shares of the Company's common stock whose certificates are restricted.
The remainder of the shares are free trading.

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

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were U.S. $0.6278 for one Canadian dollar at December 31, 2001; $0.6669 U.S. at
December 31, 2000; and $0.6928 at December 31, 1999.

Plan of Operations

The Company has had no revenues during the 1999, 2000 and 2001 fiscal years, nor during the first quarter of the 2002 fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having no sources of income, substantial doubt is raised about the ability of the Company to continue as a going concern.

The Company's plan of operations for the remainder of the fiscal year is to seek out a privately held business with whom the Registrant can reorganize so as to take advantage of the Company's status as a publicly held corporation. As of the date of this report, Management has evaluated several potential reorganizations. However as of the date of this report, there has been no decision to proceed on any reorganization nor has any agreement been reached on even principal terms of such reorganization. The Company also intends to investigate the acquisition and development of natural resource projects without necessarily reorganizing with another party.

During the 2001 fiscal year, the Company signed preliminary agreements and investigated a total of three proposed oil and gas resource property acquisitions, but did not proceed with them, primarily because of problems in raising financing and other concerns.

     (a) Results of Operations

The Company has had no revenues since June 30, 1998. As a result of the sale of 714674 Alberta Ltd., (Calgary Chemical) effective June 30, 1998, the Company reflected the operations of Calgary Chemical as a discontinued operation. Revenue from sales during the six months until the sale was $286,347 compared to $444,192 for the year 1997. Cost of goods sold was $147,496 in 1998, and $227,240 in 1997.

Administrative expenses for the fiscal year ended December 31, 2001 were $237,947 compared to $91,496 in 2000, and 275,494 in
1999. During 2001, the Company incurred costs in finalizing and cancelling its agreement with TPI, and also incurred substantial consulting fees required to investigate and evaluate proposed resource property acquisitions. During 2000, most expenses were incurred by TPI, substantially reducing the expenses of the Company. In 1999, due to the Trucolor legal action, the Company substantially reduced its level of activity pending resolution of the matter. During 2000, the Company recorded a credit of $26,679 for research and development, resulting from a reduction in amounts previously recorded as payable. In 1999, the Company incurred $3,436 of such costs related to the dental color analyzer.

In 2001, as a result of the decision to give up its interest in TPI, the Company wrote off advances to TPI of $14,412.

     (b)  Capital Resources

The Company had a working capital deficiency of $189,517 at December 31, 2001. The Company has been meeting its obligations through funds loaned by shareholders, and has issued capital stock for certain services rendered to the Company in accordance with S-8 registration filings.

As at March, 2002, the balance of funds loaned by the shareholder amounted to US$32,961.25. The Company issued 36,335,981 shares for a value of US$363,359.81 in June, 2001 to reduce the amount previously owing to the shareholder.

The Company is now investigating new business opportunities, and intends to develop future plans, which will include issuing shares through private placements in order to provide funds for working capital and investment in such opportunities.

The Company has made no commitments for capital expenditures.

     (c)  Liquidity

The Company is illiquid at the present time and has been dependent upon shareholders to provide funds to maintain its activities, as indicated previously. The Company expects to be able to raise funds through the issuance of shares.


ITEM 7. FINANCIAL STATEMENTS


                  AMERICAN PETRO-HUNTER INC.
               (Formerly Travelport Systems Inc.)

                      FINANCIAL STATEMENTS
                  (Expressed in U.S. Dollars)

         For the Years Ended December 31, 2001 and 2000


                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American
Petro-Hunter Inc. (Formerly Travelport Systems Inc.)

We have audited the balance sheets of American Petro-Hunter Inc. (Formerly Travelport Systems Inc.) as at December 31, 2001 and 2000 and the statements of loss and retained earnings (deficit), stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, these financial statements present fairly, in all material respects, the financial position of American
Petro-Hunter Inc. (Formerly Travelport Systems Inc.) as at
December 31, 2001 and 2000 and the results of its operations and cash flows for each of the years in the three year period ended
December 31, 2001 in accordance with generally accepted accounting principles.

Without qualifying our opinion we draw attention to the fact that the Company has incurred a net loss of $297,352 for the year ended December 31, 2001 and as at that date, the Company's current liabilities exceeded its current assets by $189,516. These factors raise substantial doubt that the Company will be able to continue as a going concern.


Vancouver, Canada                       "Morgan & Company"
March 15, 2002                          Chartered Accountants


Comments by Auditors on United States - Canada reporting difference

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the stockholders dated March 15, 2002 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditor's Report.


Vancouver, Canada                       "Morgan & Company"
March 15, 2002                          Chartered Accountants

(change format)

             AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31 (Expressed in U.S. Dollars)

                                                  2001            2000
                                                 ------          ------
ASSETS

CURRENT ASSETS
  Cash                                           $      38       $      -
  Accounts receivable                                1,353          3,529
                                                 ----------      ----------
      Total Current Assets                           1,391          3,529

Investment in AEI Trucolor Inc. (Note 7)                 1          5,562
                                                 ----------      ----------
                                                 $   1,392       $  9,091
                                                 ==========      ==========

LIABILITIES

CURRENT LIABILITIES
  Bank Indebtedness                              $       -       $  2,300
  Accounts and advances payable
    and accrued liabilities                        190,908        455,315
                                                 ----------      ----------
      Total Current Liabilities                    190,908        457,615
                                                 ----------      ----------










             AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
                CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31 (continued)
                               (Expressed in U.S. Dollars)


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
  Authorized: 200,000,000 Common shares,
  $0.001 par value
  Issued and Outstanding: 5,400,620
  at December 2001, 1,147,022 Common
  shares at December 31, 2000                    2,852,624      2,296,264
  Retained Earnings (Deficit)                   (3,042,140)    (2,744,788)
                                                -----------    -----------
                                                (  189,516)    (  448,524)
                                                -----------    -----------
                                                $    1,392     $    9,091
                                                ===========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


             AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
                    STATEMENT OF LOSS AND RETAINED EARNINGS (Deficit)
                               (Expressed in U.S. Dollars)
                            For the years ended December 31,

                                         2001           2000           1999
                                     ------------   ------------   ------------

EXPENSES
  Administration                     $    237,947   $     91,496   $    275,494
  Amortization                              1,500          1,936              -
  Executive compensation                   37,935        117,695         66,427
  Rent                                      1,496          1,610         12,374
  Research and development (recovery)           -        (26,679)         3,436
  Finders fees                                  -         48,000              -
                                     ------------   ------------   ------------
                                          278,878        234,058        357,731
                                     ------------   ------------   ------------
Loss for the year,
  before undernoted items:               (278,878)      (234,058)      (357,731)
                                     ------------   ------------   ------------
Advances to Travelport Media Inc.
  (Note 4)                                (14,412)      (313,039)             -

Recovery of prior years amortization
  of intangible assets                          -              -         50,400

Write down of investment in
  AEI Trucolor Inc.                        (4,062)             -              -
                                     ------------   ------------   ------------

Net Loss for the year                    (297,352)      (547,097)      (307,331)
                                     ------------   ------------   ------------
Retained Earnings (Deficit),
  beginning of year                    (2,744,788)    (2,197,691)    (1,890,360)
                                     ------------   ------------   ------------


             AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
              STATEMENT OF LOSS AND RETAINED EARNINGS (Deficit) (continued)
                               (Expressed in U.S. Dollars)
                            For the years ended December 31,

                                         2001           2000           1999
                                     ------------   ------------   ------------

Deficit, end of year                 $ (3,042,140)  $ (2,744,788)  $ (2,197,691)
                                     ============   ============   ============

Loss per share (Note 2)              $      (0.09)  $      (0.54)  $      (0.36)
                                     ============   ============   ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING          3,125,488      1,004,574      1,006,796
                                     ============   ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Expressed in U.S. Dollars)
                                For the Years Ended December 31

                                                                                     Total
                             Shares            Additional   Retained     Foreign     Share-
                             Common            Paid-in      Earnings     Exchange    holders'
                         Number     Amount     Capital      (Deficit)    Gains       Equity
2001
BALANCE, Beginning
 Of Year                 1,147,022  $ 1,147    $2,295,117  $(2,744,788)  $   -       $ (448,524)

Common shares issued     3,633,598    3,634       359,726            -       --         363,360

Common shares issued       620,000      620       192,380            -        -         193,000

Net loss                                                      (297,352)       -        (297,352)
                         ----------  -------    ----------  -----------    ------     ----------
BALANCE, End of year     5,400,620    5,401     2,847,223   (3,042,140)       -        (189,516)
                         ==========  =======    ==========  ===========    ======     ==========
2000
BALANCE, Beginning
 Of Year                   703,465  $   703    $1,083,770  $(2,197,691)       -      $(1,113,218)

Common shares issued       443,557      444     1,083,347            -        -        1,083,791

Finders fees (Note 4)           --        -        48,000           --       --           48,000

Share purchase warrants
 (Note 4)                       --       --        80,000           --        -           80,000

Net loss                                                      (547,097)       -        (547,097)
                         ----------  -------    ----------  -----------    ------     ----------
BALANCE, End of year     1,147,022    1,147     2,295,117   (2,744,788)       -        (448,524)
                         ==========  =======    ==========  ===========    ======     ==========

                AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (continued)
                                  (Expressed in U.S. Dollars)
                                For the Years Ended December 31

                             Shares            Additional   Retained     Foreign     Share-
                             Common            Paid-in      Earnings     Exchange    holders'
                         Number     Amount     Capital      (Deficit)    Gains       Equity
1999
BALANCE, Beginning
 Of Year                 1,133,465  $ 1,133    $2,341,840  $(1,890,360)  $   -       $  452,613

1998 Issuance Cancelled   (480,000)    (480)   (1,343,520)           -       --      (1,344,000)

Common shares issued        50,000       50        85,450            -        -          85,500

Shares issue costs               -        -             -            -        -               -

Net loss                                                      (307,331)       -        (307,331)
                         ----------  -------    ----------  -----------    ------     ----------
BALANCE, End of year       703,465  $   703    $1,083,770  $(2,197,691)  $    -     $(1,113,218)
                         ==========  =======    ==========  ===========    ======     ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Expressed in U.S. Dollars)
                                For the years ended December 31

                                          2001           2000           1999
                                      ------------   ------------   ------------

Cash Provided By (Used For):
Operating Activity
  Loss for the year                  $   (297,352)  $   (547,097)  $   (357,731)

Item Not Affecting Cash
  Amortization                              1,500          1,937              -
  Compensation stock purchase
   warrants issued                              -         80,000              -
  Stock purchase warrants issued
   for finders fees                             -         48,000              -
  Write down of investment in
   AEI Trucolor Inc.                        4,062              -              -

  Changes in working capital:
    Accounts receivable                     2,176          1,062         23,267
    Prepaid expenses                            -              -         25,000
    Accounts payable                      291,952        375,464        323,264
                                      ------------   ------------   ------------
                                            2,338        (40,634)        13,800
                                      ------------   ------------   ------------
Financing Activities
  Issue of common shares                        -         36,250              -
                                      ------------   ------------   ------------

Increase (Decrease) in Cash                 2,338         (4,384)        13,800

Cash (Bank Indebtedness),
  Beginning of Year                        (2,300)         2,084        (11,716)
                                      ------------   ------------   ------------
                AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Expressed in U.S. Dollars)
                                For the years ended December 31

                                          2001           2000           1999
                                      ------------   ------------   ------------

Cash (Bank Indebtedness),
  End of Year                                  38         (2,300)         2,084
                                      ============   ============   ============


Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the period ended December 31, 2001, the company issued 3,853,598 (2000 - 403,955,
1999 - Nil) common shares for non-cash consideration of debt owing to creditors by the company in the amount of $396,360 (2000 - $1,009,888, 1999 - $Nil), and issued 400,000 (2000 - 251,016, 1999
- 45,000) common shares for non-cash consideration of services provided to the Company in the amount of $160,000 (2000 - $37,652, 1999 - $78,000).  (Note 3)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



(Format change)

AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Expressed in U.S. Dollars)
         For the Years Ended December 31, 2001 and 2000

NOTE 1 - OPERATIONS

Wolf Exploration Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation's business offices are located in Vancouver, British Columbia, Canada.

Since June, 2000, the Company attempted to purchase and finance the operation of Travelport Media Inc. a Nevada USA company (Note
4). In April 1998, the Corporation acquired an exclusive license to develop and market a dental color analyzer. (Note 6). Prior to this acquisition, the Corporation's primary business activity was the blending of chemicals for use in oilfield production from a former wholly owned subsidiary's plant in Calgary, Alberta, Canada. The company divested itself of Travelport Media Inc. in March 2001 and is currently evaluating new business opportunities.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

(a)  Intangible Asset

Intangible asset, license and patent rights are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over a term of twenty years. Pursuant to Statement of Financial Accounting Standards No 121, long lived assets held by the Company must be reviewed for impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss is recognized in the period it is determined.











AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Expressed in U.S. Dollars)
         For the Years Ended December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, continued

(b)  Foreign Currency Translation

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

(c)  Income Taxes

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

(d)  Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that reflect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

(e)  Loss Per Share

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

As a result, diluted (loss) per share does not differ significantly from basic (loss) per share for fiscal 2001, 2000, and 1999 year ends due to the losses incurred in each year.

AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Expressed in U.S. Dollars)
         For the Years Ended December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, continued

(f)  Investment in AEI Trucolor Inc.

The Company carries its interest in AEI Trucolor Inc., a British
Columbia private corporation, at cost. The Company does not exercise significant influence over the investee.


NOTE 3 - COMMON STOCK

a)   Authorized:    200,000,000 common shares, par value $0.001
each.

During the year ended December 31, 2001, the Company completed a reverse stock-split whereby the Company consolidated its authorized and issued common shares on the basis of one common share for every ten common shares previously held. Authorized common shares and the par value of the shares have not been affected. All per share amounts and number of shares issued have been adjusted in these consolidated financial statements to reflect the share consolidation except as specifically noted.

(Format change)

                                  2001                    2000

                          Number       Amount      Number      Amount
Issued and outstanding
 balance beginning
  of year               1,147,022   $ 2,296,264    703,465   $1,084,473

Shares issued:
For exercise of options         -             -     14,500       36,250
For debt                3,633,617       363,360    403,955    1,009,889
For services              620,000       193,000     25,102       37,652
Finders fees (Note 4)           -             -          -       48,000
Share purchase warrants
  (Note 4)                      -             -          -       80,000
                        ---------     ---------    -------    ---------
Issued and outstanding
 balance end of year    5,400,639   $ 2,852,624  1,147,022   $2,296,264
                        =========     =========    =======    =========
Represented by:
Common shares at
 par value                                5,401                   1,147
Additional paid-
 in capital                           2,847,223               2,295,117
                                      ---------               ---------
                                    $ 2,852,624              $2,296,264
                                      =========               =========

(Format change)
AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Expressed in U.S. Dollars)
         For the Years Ended December 31, 2001 and 2000

NOTE 3 - COMMON STOCK, continued

b) At December 31, 2001, options providing for the issue of additional common shares are outstanding as follows:

Number         Price     Expiry Date
58,000         $2.50     August 17, 2003
3,000          $3.00     March 20, 2005
5,000          $3.00     June 20, 2005
1,000,000      $0.15     October 31, 2006
50,000         $0.30     September 24, 2006

c) The Company accounts for options granted using the intrinsic value method and in accordance with the accounting prescribed in Accounting Principles Board Opinion No 25 ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method is the fair value accounting provided for under FASB statement No. 123 ("SFAS No 123"), which required the use of option valuation models. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999; risk free rate of 5.25%; no dividends, volatility factor of the expected life of the Company's common stock of 227%; and a weighted average expected life of the options granted in each year of four to five years. The pro forma effect of SFAS No 123 is as follows:
                                   Pro Forma
December 31, 2001
Net loss for the period            $  472,492
Loss per share                     $     0.15

                                   Pro Forma
December 31, 2000
Net loss for the period            $  717,170
Loss per share                     $     0.70

                                   Pro Forma
December 31, 1999
Net loss for the period            $  307,331
Loss per share                     $     0.31


AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Expressed in U.S. Dollars)
         For the Years Ended December 31, 2001 and 2000

NOTE 4 - ADVANCES TO TRAVELPORT MEDIA, INC.

Pursuant to an agreement dated June 14, 2000, the Company purchased a 100% interest in a private company owned by a former director of the Company called Travelport Media Inc. ("TPI"). TPI is a Nevada, USA incorporated private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required the Company to issue 300,000 share purchase warrants in exchange for a 100% interest in TPI. The share purchase warrants allowed the holder to purchase 300,000 common shares of the Company for $2.70 per share. The warrants became vested and exercisable over a five-year period as follows:

          Date of Vesting          Number of Warrants Vested

          July 1, 2000                  50,000
          January 1, 2001               15,000
          July 1, 2001                  60,000
          January 1,2002                15,000
          July 1, 2002                  75,000
          January 1,2003                40,000
          July 1, 2003                  45,000

          Exercise Date          Maximum Number of warrants
                                 Available for exercise

          June 30, 2001                 60,000
          June 30, 2002                 60,000
          June 30, 2003                 60,000
          June 30, 2004                 60,000
          June 30, 2005                 60,000















AMERICAN PETRO-HUNTER, INC. (Formerly Travelport Systems, Inc.)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Expressed in U.S. Dollars)
         For the Years Ended December 31, 2001 and 2000

NOTE 4 - ADVANCES TO TRAVELPORT MEDIA, INC., continued

The number of share purchase warrants would vest according to the above schedule provided that the holder of the warrants remained retained as a consultant by the Company. If the warrant holder was no longer retained as a consultant, any unvested warrants would immediately expire. Before the end of December 31, 2000, the Company's relationship with the consultant and former shareholder of TPI became strained, resulting in the consultant resigning as a director of the Company on September 11, 2000.
The Company has recorded the 50,000 vested warrants at their intrinsic value on the June 14, 2000 grant date of $80,000 as compensation expense. The remaining warrants expired. In addition, as it is no longer recoverable, the Company has written off all advances to TPI and expenses paid by the Company on TPI's behalf to the statement of loss and retained earnings (deficit) as of December 31, 2000.

In addition, the Company issued 30,000 share purchase warrants to companies controlled by a director as finders fees for bringing the two parties in the above noted transaction together. The Warrants enabled the holder to purchase 30,000 shares of the Company at $2.70 each for a period of five years. The Company has recorded the warrants at their June 14, 2000 intrinsic value of $48,000. As a result of the separation of the parties involved in the above transaction, the share purchase warrants were cancelled by the Company before exercise.

On March 16, 2001, the Company entered into a settlement agreement whereby the Company would return the shares of TPI back to the original owner on the condition that the original owner and former director of the Company would assume a liability of $86,000 which was incurred by the Company on behalf of TPI for the purchase of certain computer equipment. The $86,000 liability is included in accounts payable of the Company as at December 31, 2000 and 2001. As the computer equipment was purchased on behalf of TPI, the Company has written off its interest in the equipment as part of the advances to Travelport Media, Inc.

In addition, the Company has cancelled 15,000 share purchase options exercisable at $1.50 per share until October 11, 2005, and the Company cancelled 20,000 share purchase options exercisable at $2.50 per share until October 19, 2005 issued to employees of TPI.


NOTE 5 - RELATED PARTIES

(i)   During the year, the company paid or accrued $37,935 (2000
- $37,695) for management fees to a director and to a company wholly owned by a director.

(ii) A total of $6,667 (2000 - $Nil) was paid or accrued to a company owned by a former director for consulting and technical services rendered.

(iii) A total of $Nil (2000 - $7,500) was paid to a former director for consulting fees.

(iv) A total of $27,657 (2000 - $27,827) was paid to a company wholly owned by an officer of the company for accounting fees, office services and rent.

(v) Accounts payable includes $9,267 (2000 - $20,425) payable to companies wholly owned by directors.


NOTE 6 - LICENSE AGREEMENT

On April 8, 1998, the Corporation entered into a License Agreement with Andrew Engineering Inc., ("Andrew") an arm's length corporation, whereby the Corporation acquired a worldwide license to manufacture and market a patented device for the color matching of dentures to a patient's tooth color. The license agreement required the Corporation and Andrew to develop a business plan for manufacturing and marketing of the device, including obtaining of financing; issuance of 4.8 million pre-reverse stock-split shares of the Corporation's stock to Andrew; and provided for the Corporation to pay a royalty of 10% of the gross profit of sales if the Corporation manufactured the product itself, or 7% of gross profit if manufacturing is done by an independent third party. The 4.8 million pre-reverse stock-split shares were issued during 1998 for a deemed value of $1,344,000.

As a result of the settlement of litigation with AEI Trucolor
Inc. ("The Settlement Agreement") (Note 7). The License agreement was cancelled and 4.8 million pre-reverse stock-split shares were returned to treasury.









NOTE 7 - AEI TRUCOLOR INC.

An action was brought by AEI Trucolor Inc. ("Trucolor") in British Columbia Supreme Court against American Petro-Hunter Inc.
(Formerly Travelport Systems Inc.), Andrew Engineering Inc., and other parties to the license agreement.

This action was settled by the execution of two agreements the effect of which is that the Company can acquire up to a 60% equity interest in AEI Trucolor Inc., an arm's length private company. As at December 31, 1999, the Company has a 40% interest in AEI Trucolor Inc. as described below.

The first agreement was an asset purchase agreement entered into with Andrew Engineering Inc. ("AEI"), which will see the Company acquiring AEI's 25% equity interest in Trucolor. As consideration for the acquisition, the Company issued to AEI 50,000 pre-reverse stock-split restricted shares in its capital stock. As well, AEI was granted the right to acquire, in the event a manufacturing/distribution agreement is consummated, as described below, 25% of the Company's then existing interest in Trucolor.

The second agreement was entered into between the Company, AEI, Andrew Rawicz and GPT Management Ltd. ("GPT") and results in the litigation initiated by GPT concerning the ownership of the Analyzer being dismissed and in a declaration that Trucolor is in fact the owner of the Analyzer.

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

This agreement (the "Settlement Agreement") provides further that the Company's May, 1998 License Agreement with AEI be cancelled and, as a consequence, the 4,800,000 pre-reverse stock-split restricted shares of the Company, issued in respect of the License Agreement, were returned to treasury for cancellation.

The agreement with a third party was not consummated by Trucolor, and therefore the 20% interest was transferred to GPT. As a result, the Company holds a 40% interest in Trucolor, and GPT a 60% interest.

During the year ending December 31, 2001, the Company wrote the investment down to $1 to reflect the fact that, although the agreement is still valid, the value of the investment is indeterminable.


NOTE 8 - FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.


NOTE 9 - OIL AND GAS AGREEMENTS

During the year ending December 31, 2001, the Company entered into an agreement to acquire a mining interest in north central Oklahoma and Wood County, Oklahoma. The Company also optioned 12.5% of the north central Oklahoma agreement to another company, however, because the Company was unable to meet the financial terms of the agreements, they were cancelled.

In November 2001, the Company entered into an assignment of lease to acquire the Brazos River Prospect, Texaco #1A, located in Fisher and Ken Counties, Texas. None of the conditions of the agreement were executed by the Company, and the Company cancelled the agreement subsequent to year end.


NOTE 10 - INCOME TAXES

Future tax assets (liabilities) of the Company are as follows:

                                            2001          2000
                                          --------      --------

Operating and capital losses             $ 990,000     $ 891,000
Less:  Valuation allowance                 990,000       891,000
                                          ---------     ---------
Future tax asset (liability) recognized  $       -     $       -
                                          =========     =========

As at December 31, 2001, the Company has incurred income tax losses totalling approximately $3,000,000.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these future tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these tax assets.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

     PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

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

PETER G. ROOK-GREEN (Age 61). Secretary, C.F.O., and Director of the Company, Surrey, British Columbia. Secretary since March 20, 2000, and Director since June 20, 2000. From 1994 to the present, President of Rook-Green Investments Inc. (d.b.a. R-G Management), a company engaged in providing administrative and accounting services to companies. May 1996 to present, Corporate Secretary and C.F.O. of Pallaum Minerals Ltd., Vancouver, B.C., Canada, a resource company trading on the CDNX; February 1997 to June, 2000, Corporate Secretary of Globalstore.com Incorporated, Vancouver, B.C., an internet technology company trading on the CDNX; September 1998 to November, 2001 Corporate Secretary, January, 2001 to present, Director, and November, 2001 to present, President of Olympus Stone Inc., Vancouver, B.C., a resource company trading on the CDNX; February, 2000 to April, 2001, Corporate Secretary of US Diamond Corp., Vancouver, B.C., a resource company trading on the CDNX; March, 1998 to present, Director of Anglo-Andean Explorations Inc., Vancouver, B.C., a resource company trading on the CDNX; January, 2000 to December, 2000, Director of Rystar Communications Ltd., Vancouver, B.C., trading on the CDNX; October, 1999 to present, Director of Terramin Resources, Inc., a resource company trading on the CDNX; and January, 2001 to present, Director of Consolidated Fortress Resources Inc., a resource company trading on the CDNX, and June, 2001 to present, Director of Rome Resources Ltd., a resource company trading on the CDNX. Mr. Rook-Green obtained a Certified Management Accountant (C.M.A.) designation in 1971.

BARRY L. WHELAN (Age 61). Director of the Company, Vancouver, British Columbia. Director since September 11, 2001. From 1981 to present, consulting geologist. Director of the following companies: Adamus Resources Ltd. from 1993, Consolidated Maymac Petroleum Corp., from 1995, International Brooks Petroleum Ltd. from 1991, Little Mountain Resources Ltd. from 1997, Canadian Metals Exploration Ltd. from 2001. All of the above companies trade on the CDNX. Graduated from the University of Western Ontario in 1961 with a Bachelor of Arts in Geology, graduated from McMaster University in 1965 with a Bachelor of Science in Geology.

PHILIP E. LEWIS (Age 48). Director of the Company, Tulsa, Oklahoma. Director since August 17, 2001. Former president of Supra Energy, and currently senior process consultant, Cyntergy Technology LLC. Mr. Lewis acquired a B.S. in chemical engineering from the University of Oklahoma in 1978; a M.S. in chemical engineering from the University of Tulsa in 1980; and an MS in petroleum engineering/business from the University of Houston in 1984.

Mr. Ian D. Lambert was appointed a Director on January 31, 2001, and resigned on July 19, 2001. Mr. Whelan was appointed a director on September 11, 2001 and Mr. Lewis on August 17, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     (a)  SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

Mr. McGowan and a private company wholly-owned by Mr. McGowan received or was due a total of $37,935 of compensation in the fiscal year ended December 31, 2001 (2000 - $37,695) in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999.

A private company owned by Mr. Rook-Green received or was due a total of $27,657 for rent, office services, accounting and administrative services in the fiscal year ended December 31, 2001 (2000 - $27,827).

     (b)  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL
          GRANTS)

The Company has a Directors and Officers Stock Option Plan, a Key
Personnel Compensation Plan, a 2000 Stock Option Plan, and a 2001
Stock Option Plan as described below. Options granted during the year 2001 were as follows:

Name                  Number           Price           Expiry
Date

P. McGowan            325,000          $0.15           Oct. 31/06
B. Whelan             325,000          $0.15           Oct. 31/06
P. Lewis              200,000          $0.15           Oct. 31/06
P. Rook-Green         150,000          $0.15           Oct. 31/06
C. Dieterich           50,000          $0.30          Sept. 24/06


     (c)  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
          AND FISCAL YEAR-END OPTION/SAR VALUES: None

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

During 1998, under the terms of the Revised Plan, a total of 1,050,000 options to purchase common shares of the Company were granted to three officers and directors of the Company at $0.25 per share for a five-year period.

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

In September, 2001, the Company by resolution of the directors, established the 2001 Stock Option Plan ("2001 Plan"), whereby 1,500,000 of the company's stock was reserved for issuance. During 2001, under the terms of the 2001 Plan, 1,000,000 options to purchase shares were granted at $0.15 for five-year periods.

Also in September, 2001, the Company by resolution of the directors issued 50,000 options under an S8 filing.

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

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999. In 2001, Andrea Resources Ltd. a company wholly-owned by Mr. McGowan received or was owed a total of $37,935 for services rendered under this agreement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of December 31, 2001 unless otherwise noted. The number of shares beneficially owned is deemed to include shares of Common Stock which directors of officers have a right to acquire pursuant to the exercise of options within sixty days of December 31, 2001 Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. None

     (b)  SECURITY OWNERSHIP OF MANAGEMENT.


Name and Address               Number Of Shares   Percentage of
                                                      Class

Patrick A. McGowan
211 - 1148 Westwood Street
Coquitlam, B.C. V3B 4S4           685,472 (1)         10.5%

Peter G. Rook-Green
14920-83A Avenue
Surrey, B.C. V3S 7S2              325,173 (2)          5.0%

Philip E. Lewis
3508 E. 70th Street
Tulsa, OK 74136-2649              200,000 (3)          0.3%

Barry L. Whelan
600 - 535 Howe Street
Vancouver, B.C. V6C 2Z4           325,000 (3)          0.5%


(1) Includes 325,000 options to purchase shares at a price of $0.15 per share, and 58,000 options to purchase shares at a price of $2.50 per share.

(2) Includes 150,000 options to purchase shares at a price of $0.15 per share, and 3,000 options to purchase shares at a price of $3.00 per share.

(3) Consists entirely of options to purchase shares at a price of $0.15 per share.

     (c)  CHANGES IN CONTROL: None.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan and a Company of which he is the sole shareholder, Andrea Resources Ltd., billed the Company a total of $37,935 during 2001 (2000 - $37,695) for services rendered under the management agreement (Item 10(f)). Mr. Rook-Green is an owner of R-G Management, which billed the Company $27,657 during 2001 (2000-$27,827) for accounting, administration, rent and office services.

The Company's By-laws include a provision regarding Related Party Transactions which requires that each participant to such a transaction identify all direct and indirect interest to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction.

(Format change)

     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report under Part II, Item 7:

Audited Financial Statements and notes thereto

(a)  Exhibits as required by Item 601 of Regulation S-B

Exhibit Number                 Description                  Incorporated by Reference to

(3)(a)(1)         Articles of Incorporation as amended      Registrant's Report on Form
                                                            10SB12G dated June 19, 1997.

(10)(1)           Sale agreement between Wolf               Registrant's Quarterly Report
                  Industries Inc. and Gorda                 On Form 10QSB for the quarter
                  Technology Holdings Limited               ended March 31, 1998

(10)(2)           License agreement between Wolf            Registrant's Quarterly Report
                  Industries Inc., Andrew Engineering       On Form 10QSB for the quarter
                  Inc., Andrew Rawicz Ph.D. and             ended March 31, 1998
                  Ivan Melnyk Ph.D.

(10)(3)           Asset purchase agreement between          Registrant's Quarterly Report
                  Wolf Industries Inc. and Andrew           On Form 10QSB for the quarter
                  Engineering Inc.                          ended June 30, 1999

(10)(4)           Agreement between Wolf Industries         Registrant's Quarterly Report
                  Inc., Andrew Engineering Inc.,            On Form 10QSB for the quarter
                  Andrew Rawicz and GPT Management Ltd.     ended June 30, 1999

(10)(5)           Letter of Intent with Galloway            Registrant's Quarterly Report
                  Financial Services                        on Form 10QSB for the quarter
                                                            ended  September 30, 2001

(10)(6)           Letter Agreement with Dancing             Registrant's Quarterly Report
                  Star Resources Inc.                       on Form 10QSB for the quarter
                                                            ended September 30, 2001

(10)(7)           Assignment of Lease with                  Registrant's Quarterly Report
                  Exor Oil Company, L.L.C.                  on Form 10QSB for the quarter
                                                            ended September 30, 2001



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF
THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.


(Format Change)
                            SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the
Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER, INC.

Date: April 12, 2002                By: /s/ Patrick A. McGowen
                                    --------------------------
                                    Patrick A. McGowen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE               DATE

/s/ Patrick A. McGowen
----------------------
Patrick A. McGowen            President, CEO
                              & Director          April 12, 2002

/s/ Peter G. Rook-Green
-----------------------
Peter G. Rook-Green           Secretary, CFO
                              & Director          April 12, 2002