Form 10QSB
period 2002-03-31
TRAVELPORT SYSTEMS INC
filed 2002-05-20
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 15, 2002, the Registrant had 5,400,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I Financial Information

Item 1 Financial Statements.

Consolidated Balance Sheet

	3 Months Ended March 31, 2002 (Unaudited)	12 Months Ended December 31, 2001

Assets
Current
Cash	—	38
Accounts receivable	1,814	1,353
	1,814	1,391

Intangible Assets (Net)	1	1

	$1,815	$1,392

Liabilities

Current
Bank indebtedness $	113	$—
Accounts payable and accrued liabilities	215,732	190,908
	215,845	190,908

Stockholders’ Deficiency

Capital stock	2,852,624	2,852,624
Deficit	(3,066,654)	(3,042,140)
	(214,030)	(189,516)

	$1,815	$1,392

Interim Consolidated Statement of Loss and Deficit

(Unaudited)

3 Months Ended March 31,	Inception January 4, 1996 to March 31,
	2002	2001	2002

Product Sales $	—	$—		$590,081
Cost of Goods Sold	—	—		302,963

Gross Margin	—	—		287,118

Expenses
Amortization	—	375		109,238
Administration	14,729	6,508		1,558,995
Executive compensation	9,409	8,680		362,174
Finders Fees	—	—		48,000
Interest on long-term debt	—	—		18,904
Rent	376	361		119,404
Research & development (recovery)	—	—		566,875
	24,514	15,924		2,783,590

Loss from operations	(24,514)	(15,924)		(2,496,472)

Advances to Travelport Media	—	(14,412)		(327,451)
Recovery of amortization of intangible	—	—		50,400
Write down investment in AEI Trucolor	—	—		(4,062)
Loss from discontinued operations	—	—		(14,350)
Loss on sale of subsidiary	—	—		(273,099)

Loss for the period	(24,514)	(30,336)		(3,065,034)

Income taxes	—	—		(1,620)

Net loss	(24,514)	(30,336)		(3,066,654)

Deficit, beginning of period	(3,042,140)	(2,744,788)		—

Deficit, end of period $	(3,066,654)	$(2,775,124)		$(3,066,654)

Interim Consolidated Statement of Cash Flows

(Unaudited)

3 Months Ended March 31,	Inception January 4, 1996 to March 31,
	2002	2001	2002
Cash Provided by (Used for)
Operating Activities
Loss from continuing operations	$(24,514)	$(30,336)		$(2,701,136)
Item not affecting cash
Amortization	—	375		53,837
Write down investment in AEI Trucolor	—	—		4,062
Recovery of amortization of intangible	—	—		(50,400)
Compensation stock purchase warrants issued	—	—		80,000
Stock purchase warrants issued for finders fees	—	—		48,000
Changes in working capital
Accounts receivable	(461)	(971)		(1,814)
Accounts payable	24,824	33,152		1,897,634

Discontinued operations	—	—		(365,519)
	(151)	2,220		(1,035,336)
Financing Activities
Issuance of common shares for cash	—	—		1,130,955
Share issue costs	—	—		(95,732)
	—	—		1,035,223

Increase (Decrease) in Cash	(151)	2,220		(113)
Cash (Bank Indebtedness) beginning of period	38	(2,300)		—
Bank Indebtedness end of period	$(113)	$(80)		$(113)

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

For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's form 10 KSB filed on or about April 12, 2002.

(a) Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,425,743 to March 31, 2002, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $37,045, which is included in accounts payable. There are no specific terms of repayment.

 (b) Capital Resources

The Company had a working capital deficiency of $214,031 at March 31, 2002. As noted above, the Company is receiving funding from shareholders.

(c) Results of Operations

For the three-months ended March 31, 2002, the Company incurred a net loss of $24,514.

Administration expenses for the three-month period amounted to $24,514, compared to $15,924 in the same period of 2001.

Part II - Other Information

Item 1 - Legal Proceedings:

None

Item 2 - Changes in Securities:

None

Item 3. - Default Upon Senior Securities

: There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:

None

Item 5. - Other Information.

None

Item 6: Exhibits and Reports on Form 8-K

: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Formerly Travelport Systems Inc.)

Dated: May 20, 2002

/s/ Patrick McGowan

Patrick A. McGowan, President

/s/ Peter Rook-Green

Peter G. Rook-Green, Chief Financial Officer