Form 10QSB
period 2002-06-30
AMERICAN PETRO-HUNTER INC
filed 2002-08-21
CIK 1040482

FORM 10‑QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

Commission file number: 0‑22723

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes X    No

As of August 15, 2002, the Registrant had 5,500,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes  No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I Financial Information

Item 1 Financial Statements.

Consolidated Balance Sheet

	6 Months Ended June 30, 2002 (Unaudited)	12 Months Ended December31, 2001

Assets
Current
Cash	$ 21	$ 38
Accounts receivable	1,429	1,353
	1,450	1,391
Intangible Assets (Net)	1	1
	$ 1,451	$ 1,392
Liabilities
Current
Accounts payable and accrued liabilities	$ 232,476	$ 190,908
	232,476	190,908
Stockholders' Deficiency
Capital stock	2,852,624	2,852,624
Deficit	(3,083,649)	(3,042,140)
	(231,025)	(189,516)

	$ 1,451	$ 1,392

Interim Consolidated Statement of Loss and Deficit

(Unaudited)

3 Months Ended June 30,			6 Months Ended June 30,		Inception January 4, 1996 to June 30,
	2002	2001	2002	2001	2002

Product Sales		$-	$-	$-	$590,081
Cost of Goods Sold	-	-	-	-	302,963

Gross Margin	-	-	-	-	287,118

Expenses
Amortization	-	375	-	750	109,238
Administration	6,279	134,453	21,008	155,373	1,565,274
Executive compensation	10,282	10,385	19,691	19,065	372,456
Finders Fees	-	-	-	-	48,000
Interest on long-term debt	-	-	-	-	18,904
Rent	434	428	810	789	119,838
Research & development (recovery)	-	-	-	-	566,875
	16,995	145,641	41,509	175,977	2,800,585

Loss from operations	(16,995)	(145,641)	(41,509)	(175,977)	(2,513,467)

Advances to Travelport Media	-	-	-	-	(327,451)
Recovery of amortization of intangible	-	-	-	-	50,400
Write down investment in AEI Trucolor	-	-	-	-	(4,062)
Loss from discontinued operations	-	-	-	-	(14,350)
Loss on sale of subsidiary	-	-	-	-	(273,099)

Loss for the period	(16,995)	(145,641)	(41,509)	(175,977)	(3,082,029)

Income taxes	-	-	-	-	(1,620)

Net loss	(16,995)	(145,641)	(41,509)	(175,977)	(3,083,649)

Deficit, beginning of period	(3,066,654)	(2,775,124)	(3,042,140)	(2,744,788)	-

Deficit, end of period	$(3,083,649)	$(2,920,765)	$(3,083,649)	$(2,920,765)	$(3,083,649)

Interim Consolidated Statement of Cash Flows

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,		Inception January 4, 1996 to June 30, 2002
	2002	2001	2002	2001
Cash Provided by (Used for) Operating Activities
Loss from continuing operations	$(16,995)	$(145,641)	$(41,509)	$(175,977)	$(2,718,131)
Item not affecting cash
Amortization	-	375	-	750	53,837
Write down investment in AEI Trucolor	-	-	-	-	4,062
Recovery of amortization of intangible	-	-	-	-	(50,400)
Compensation stock purchase warrants issued	-	-	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	-	-	48,000
Changes in working capital
Accounts receivable	385	1,261	(76)	290	(1,429)
Accounts payable	16,744	141,967	41,568	175,119	1,914,378

Discontinued operations	-		-	-	(365,519)
	134	(2,038)	(17)	182	(1,035,202)
Financing Activities
Issuance of common shares for cash	-	-	-	-	1,130,955
Share issue costs	-	-	-	-	(95,732)
			-	-	1,035,223

Increase (Decrease) in Cash	134	(2,038)	(17)	182	21
Cash (Bank Indebtedness) beginning of period	(113)	(80)	38	(2,300)	-
Bank Indebtedness end of period	$21	(2,118)	$21	$(2,118)	$21

Supplemental Disclosure on non-cash financing and investing activities

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

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,428,093 to June 30, 2002, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $39,395, which is included in accounts payable.  There are no specific terms of repayment.

(b)  Capital Resources

The Company had a working capital deficiency of $231,026 at June 30, 2002. As noted above, the Company is receiving funding from shareholders.

(c)  Results of Operations

For the six-months ended June 30, 2002, the Company incurred a net loss of $41,509.

Administration expenses for the six-month period amounted to $41,509, compared to $175,977 in the same period of 2001.

Part II - Other Information

Item 1 - Legal Proceedings:  None

Item 2 - Changes in Securities: None

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None

Item 5. - Other Information:  None

Item 6. -  Exhibits and Reports on Form 8-K:  Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Formerly Travelport Systems Inc.)

Dated: August 20, 2002

"Patrick A. McGowan"

Patrick A. McGowan, President

"Peter G. Rook-Green"

Peter G. Rook-Green, Chief Financial Officer

Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick A. McGowan, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

            Exchange Act of 1934; and

    (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan

President

Date: August 20, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Kim, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

            Exchange Act of 1934; and

    (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter G. Rook-Green

Chief Financial Officer

Date: August 20, 2002