Form 10-Q
period 2002-09-30
AMERICAN PETRO-HUNTER INC
filed 2002-12-04
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Suite 205 – 16055 Fraser Highway

Surrey, British Columbia, Canada              V3S 2W9

(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (604) 507-2181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 15, 2002, the Registrant had 5,620,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I.     Financial Information

Item 1.    Financial Statements.

Consolidated Balance Sheet

	9 Months Ended Sept.30 2002 (Unaudited)	12 Months Ended December 31, 2001

Assets
Current
Cash	$ 24	$ 38
Accounts receivable	1,375	1,353
Prepaid expenses	1,516	-
	2,915	1,391

Intangible Assets (Net)	1	1

	$ 2,916	$ 1,392

Liabilities

Current
Accounts payable and accrued liabilities	$ 210,396	$ 190,908
	210,396	190,908

Stockholders' Deficiency

Capital stock	2,874,624	2,852,624
Deficit	(3,082,104)	(3,042,140)
	(207,480)	(189,516)

	$ 2,916	$ 1,392

Interim Consolidated Statement of Loss and Deficit

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		Inception January 4, 1996 to Sept. 30,
	2002	2001	2002	2001	2002
Product Sales	$ -	$ -	$ -	$ -	$ 590,081

Cost of Goods Sold	-	-	-	-	302,963

Gross Margin	-	-	-	-	287,118

Expenses
Amortization	-	375	-	1,125	109,238
Administration	(10,571)	40,694	10,437	196,067	1,554,703
Executive Compensation	8,669	9,016	28,360	28,081	381,125
Finders Fees	-	-	-	-	48,000
Interest on long term debt	-	-	-	-	18,904
Rent	357	331	1,167	1,120	120,195
Research & development (recovery)	-	-	-	-	566,875
	(1,545)	50,416	39,964	(226,393)	2,799,040

(Loss) Gain from operations	1,545	(50,416)	(39,964)	(226,393)	(2,511,922)

Advances to Travelport Media	-	(14,412)	-	(14,412)	(327,451)
Recovery of amortization of intangible	-	-	-	-	50,400
Write down investment in AEI Trucolor	-	-	-	-	(4,062)
Loss from discontinued operations	-	-	-	-	(14,350)
Loss on sale of subsidiary	-	-	-	-	(273,099)

(Loss) Gain for the period	1,545	(64,828)	(39,964)	(240,805)	(3,080,484)

Income taxes	-	-	-	-	(1,620)

Net (Loss) Gain	1,545	(64,828)	(39,964)	(240,805)	(3,082,104)
Deficit, beginning of period	(3,083,649)	(2,920,765)	(3,042,140)	(2,744,788)	-
Deficit, end of period	$ (3,082,104)	(2,985,593)	(3,082,104)	(2,985,593)	(3,082,104)

Interim Consolidated Statement of Cash Flows

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		Inception January 4, 1996 to Sept. 30,
	2002	2001	2002	2001	2002
Cash Provided by (used for)
Operating Activities
Loss from continuing operations	$ 1,545	(64,828)	(39,964)	(240,805)	(2,716,586)

Item not affecting cash
Amortization	-	375	-	1,125	53,837
Write down investment in AEI Trucolor	-	-	-	-	4,062
Recovery of Amortization of intangible	-	-	-	-	(50,400)
Compensation stock purchase warrants issued	-	-	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	-	-	48,000
Changes in working capital
Accounts receivable	54	1,919	(22)	2,209	(1,375)
Accounts payable	(80)	64,151	41,488	239,270	1,914,298
Prepaid expenses	(1,516)	-	(1,516)	-	(1,516)

Discontinued operations	-	-	-	-	(365,519)
	-	1,617	-	1,799	(1,035,199)
Financing Activities
Issuance of common shares for cash	-	-	-	-	1,130,955
Share issue costs	-	-	-	-	(95,732)
	-	-	-	-	1,035,223

Increase (Decrease) in cash	3	1,617	(14)	1,799	24
Cash (Bank Indebtedness)
Beginning of Period	21	(2,118)	38	(2,300)	-
End of Period	$ 24	$ (501)	$ 24	$ (501)	$ 24

Supplemental Disclosure on non-cash financing and investing activities

During the period ended September 30, 2002, the Company issued 220,000 common shares for non-cash consideration of debt owing to creditors in the amount of $22,000. During the period ended September 30, 2001, the Company issued 36,335,981 common shares for non-cash consideration of debt owing to creditors by the Company in the amount of $363,360, and issued 300,000 common shares for non-cash consideration of services provided to the Company in the amount of $135,000.

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

(a) Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,428,347 to September 30, 2002, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $39,649, which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $207,481 at September 30, 2002. As noted above, the Company is receiving funding from shareholders.

(c) Results of Operations

For the nine-months ended September 30, 2002, the Company incurred a net loss of $39,964.

Administration expenses for the nine-month period amounted to $39,964, compared to $226,393 in the same period of 2001.

Part II - Other Information

Item 1 - Legal Proceedings

        None

Item 2 – Changes in Securities

During the quarter ended September 30, 2002, the Company issued 220,000 shares to three creditors for non-cash consideration of services provided in the amount of $22,000.

Item 3 - Default Upon Senior Securities

There are no defaults to report.

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information.

        None

Item 6: Exhibits and Reports on Form 8-K

        Exhibit 99.1 - Certification of Patrick A. McGowan Pursuant to Section Rule 13a-14 of the Securities Exchange Act of 1934

           Exhibit 99.2 - Certification of Peter G. Rook-Green Pursuant to Section Rule 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Formerly Travelport Systems Inc.)

Dated: November 22, 2002

/s/ Patrick A. McGowan

Patrick A. McGowan, President

/s/ Peter G. Rook-Green

Peter G. Rook-Green, Chief Financial Officer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Patrick A. McGowan provides the following certification.

     I, Patrick A. McGowan, President of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002	/s/ Patrick A. McGowan
Patrick A. McGowan, President
Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Peter G. Rook-Green provides the following certification.

     I, Peter G. Rook-Green, Chief Financial Officer of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002	/s/ Peter G. Rook-Green
Peter G. Rook-Green, CFO