Form 10KSB
period 2002-12-31
AMERICAN PETRO-HUNTER INC
filed 2003-04-16
CIK 1040482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2002.

AMERICAN PETRO-HUNTER INC.

(formerly Travelport Systems Inc.)

(Name of Small Business Issuer in its Charter)

Nevada	E.I.N. 98-0171619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 - 16055 Fraser Highway, Surrey, B.C.	V3S 2W9
(Address of principal executive office)	(Zip/Postal Code)

(604) 507-2181

(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT: NONE.

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

Title of Each Class:    Common Stock

Name of each exchange on which each class is registered:  OTC Bulletin Board

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

YES ( X )    NO (   )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 2002 were $nil. Issuer's Common Shares outstanding at March 22, 2002 was 6,050,620. The aggregate market value based on the voting stock held by non-affiliates as of April 11, 2003 was $414,081  (based on 5,915,448 shares and on an average of bid and asked prices of $0.07).

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

The Company developed preliminary business plans to proceed with manufacture and sale of the units, but was delayed in proceeding pending completion of this research and development, and by the action brought against the Company by AEI Trucolor.

As a result of settlement of the Trucolor action, Trucolor became the owner of the dental color analyzer. The manufacturing/distribution agreement was not consummated with at third party, as anticipated by the settlement agreement, and as a result the Company owns a 40% interest in Trucolor, and GPT a 60% interest.

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

ITEM 3.    LEGAL PROCEEDINGS

Canadian Western Bank

During 2002, The Company received a formal demand for payment from Canadian Western Bank ("CWB") whereby CWB, pursuant to a full liability guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) is demanding payment of Cdn$102,000 (approx. US$68,000) pursuant to the guarantee.

The Company divested itself of Calgary Chemical in 1998 under an agreement with the former president of the Company. The agreements covering the transaction included an indemnity guarantee from the purchaser whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.  The Company intends to defend itself against the claim from CWB.  The Company believes that it has a valid indemnification from the purchaser of Calgary Chemical.  This contingent liability has not been accrued in the accounts of the Company, and will be recorded as an expense only if and when the Company is required to pay any amount in settlement of the claim.  The ultimate loss to the Company is uncertain, as the Company does not know the limits of its impairment on the indemnification claim.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)    MARKET INFORMATION

Since December 15, 1997, the Company's stock has been listed for sale on the OTC Electronic Bulletin Board. As of December 31, 2002 there were ten stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company for the previous two years have been as follows:

Quarter Ending:	High ask per share:	Low bid per share:
March 31, 2001	$0.09	$0.015
June 30, 2001	$1.01	$0.011
September 30, 2001	$0.80	$0.12
December 31, 2001	$0.45	$0.13
March 31, 2002	$0l.25	$0.121
June 30, 2002	$0.25	$0.130
September 30, 2002	$0.140	$0.067
December 31, 2002	$0.122	$0.051

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

In August, 2002, the Board of Directors of the Company approved the issuance of 100,000 shares at $0.10 to a director of the Company for services rendered; and in September, 2002, the Board approved the issuance of 120,000 shares to a director and a consultant at $0.10 for services rendered to the Company.

    (b)    HOLDERS

There were 73 holders of the Company's common stock as of December 31, 2002.  This includes 30 holders of 3,667,020 shares of the Company's common stock whose certificates are restricted. The remainder of the shares are free-trading.

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

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were U.S. $0.6339 for one Canadian dollar at December 31, 2002; $0.6278 U.S. at December 31, 2001; and $0.6669 at December 31, 2000.

Plan of Operations

The Company has had no revenues during the 2000, 2001 and 2002 fiscal years, nor during the first quarter of the 2003 fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having no sources of income, substantial doubt is raised about the ability of the Company to continue as a going concern.

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

During the 2002 fiscal year, the Company investigated potential acquisitions, but did not proceed with them, as they were deemed unsuitable for acquisition by the Company.

(a) Results of Operations

The Company has had no revenues since June 30, 1998.

Administrative expenses for the fiscal year ended December 31, 2002 were $12,601, compared to $237,947 in 2001, and $91,496 in 2000. The Company's administration costs were minimal in 2002, as it limited its activities to investigating potential acquisitions. During 2001, the Company incurred costs in finalizing and canceling its agreement with Travelport Media Inc ("TPI")., and also incurred substantial consulting fees required to investigate and evaluate proposed resource property acquisitions. During 2000, most expenses were incurred by TPI, substantially reducing the expenses of the Company. During 2000, the Company recorded a credit of $26,679 for research and development, resulting from a reduction in amounts previously recorded as payable.

In 2001, as a result of the decision to give up its interest in TPI, the Company wrote of advances to TPI of $14,412 (2000 -$313,039).

    (b)    Capital Resources

The Company had a working capital deficiency of $197,181 at December 31, 2002. The Company has been meeting its obligations through funds loaned by a shareholder, and has issued capital stock for certain services rendered to the Company in accordance with S-8 registration filings.

As at March, 2003, the balance of funds loaned by the shareholder amounted to US$30,023.

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

    None.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation: (references to the TSX-V Venture Exchange, formerly the Canadian Venture Exchange which resulted from amalgamation of the Vancouver and Alberta Stock Exchanges).

PATRICK A. McGOWAN - (Age 63). President, C.E.O., Director of the Company, Coquitlam, British Columbia.

President of the Company since April 16, 1998. September 1996 to April 1999, president of Consolidated Ewing Industries Inc. (now Lyra Resources Ltd.), Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the TSX-V, formerly the Vancouver and Alberta Stock Exchanges. November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration. February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, and traded on the TSX-V. August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the TSX-V, engaged in natural resource exploration and development. October 1992 - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

PETER G. ROOK-GREEN (Age 62). Secretary, C.F.O., and Director of the Company, Surrey, British Columbia.

Secretary since March 20, 2000, and Director since June 20, 2000. From 1994 to the present, President of Rook-Green Investments Inc. (d.b.a. R-G Management), a company engaged in providing administrative and accounting services to companies. May 1996 to present, Corporate Secretary and C.F.O. of Pallaum Minerals Ltd., Vancouver, B.C., Canada, a resource company trading on the TSX-V; February 1997 to June, 2000, Corporate Secretary of Globalstore.com Incorporated, Vancouver, B.C., an internet technology company trading on the TSX-V; September 1998 to November, 2001 Corporate Secretary, January, 2001 to present, Director, and November, 2001 to present, President of Olympus Stone Inc., Vancouver, B.C., a resource company trading on the TSX-V; February, 2000 to April, 2001, Corporate Secretary of US Diamond Corp., Vancouver, B.C., a resource company trading on the TSX-V; March, 1998 to present, Director of Anglo-Andean Explorations Inc., Vancouver, B.C., a resource company trading on the TSX-V; January, 2000 to December, 2000, Director of Rystar Communications Ltd., Vancouver, B.C., trading on the TSX-V; October, 1999 to present, Director of Terramin Resources, Inc., a resource company trading on the TSX-V; and January, 2001 to present, Director of Consolidated Fortress Resources Inc., a resource company trading on the TSX-V, and June, 2001 to present, Director of Rome Resources Ltd., a resource company trading on the TSX-V, August 2002 to present, Chief Financial Officer, Goldrea Creek Gold Ltd., a resource company trading on the TSX-V; and March 2003 to present, Director of Molycor Gold Corp., a resource company trading on the TSX-V.

Mr. Rook-Green obtained a Certified Management Accountant (C.M.A.) designation in 1971.

BARRY L. WHELAN (Age 61). Director of the Company, Vancouver, British Columbia.

Director since September 11, 2001. From 1981 to present, consulting geologist. Director of the following companies: Adamus Resources Ltd. from 1993, Consolidated Maymac Petroleum Corp., from 1995, International Brooks Petroleum Ltd. from 1991, Little Mountain Resources Ltd. from 1997, Canadian Metals Exploration Ltd. from 2001. All of the above companies trade on the TSX-V. Graduated from the University of Western Ontario in 1961 with a Bachelor of Arts in Geology, graduated from McMaster University in 1965 with a Bachelor of Science in Geology.

 PHILIP E. LEWIS (Age 49). Director of the Company, Tulsa, Oklahoma.

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

ITEM 10.    EXECUTIVE COMPENSATION

    (a)    SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

Mr. McGowan and a private company wholly-owned by Mr. McGowan received or was due a total of $15,516 of compensation in the fiscal year ended December 31, 2002 (2001 - $37,965) (2000 - $37,965) in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 retroactive to October 1, 2001.

A private company owned by Mr. Rook-Green received or was due a total of $13,802 for rent, office services, accounting and administrative services in the fiscal year ended December 31, 2002 (2001 - $27,657); (2000 - $27,827).

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

There were no options granted during fiscal 2002.

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

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 retroactive to October, 2001.  In 2002, Mr. McGowan received or was owed a total of $15,516 for services rendered under this agreement.

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

(a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    None.

 (b)    SECURITY OWNERSHIP OF MANAGEMENT.

Name and Address	Number of Shares	Percentage of Class
Patrick A. McGowan, 211 - 1148 Westwood Street, Coquitlam, BC V3B 4S4	498,172	8.9% (1)
Peter G. Rook-Green, 14920-83A Avenue Surrey, B.C. V3S 7S2	153,000	2.7% (2)
Philip E. Lewis, 3508 E. 70th Street, Tulsa, Oklahoma 74136-2649	200,000	3.6% (3)
Barry L. Whelan, 600 - 535 Howe Street, Vancouver, B.C. V6C 2Z4	345,000	6.1% (4)

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

    (4)  Includes 325,000 options to purchase shares at a price of $0.15 per share.

 (c)    CHANGES IN CONTROL:  None

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan and a Company of which he is the sole shareholder, Andrea Resources Ltd., billed the Company a total of $15,516 during 2002 (2001) - $37,935) for services rendered under the management agreement (Item 10(f)). Mr. Rook-Green is an owner of R-G Management, which billed the Company $13,802 during 2002 (2001 - $27,657 for accounting, administration, rent and office services.

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

The following documents are filed as part of this report under Part II, Item 8:

Audited Financial Statements and notes thereto

(a)    Exhibits as required by Item 601 of Regulation S-B

Exhibit Number	Description	Incorporated by Reference to

(3) (a) (1)	Articles of Incorporation as amended	Registrant's Report on Form 10SB12G dated June 19, 1997.

(10) (1)	Sale agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited	Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998
(10) (2)	License agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz Ph.D. and Ivan Melnyk Ph.D.	Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998
(10) (3)	Asset purchase agreement between Wolf Industries Inc. and Andrew Engineering Inc.	Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999
(10) (4)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management Ltd.	Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999

(10) (5)	Letter of Intent with Galloway Financial Services	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

(10) (6)	Letter Agreement with Dancing Star Resources Inc.	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

(10) (7)	Assignment of Lease with Exor Oil Company, L.L.C.	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on the dates indicated.

Date: April 15, 2003
American Petro-Hunter Inc.
By /s/ Patrick A. McGowan
Patrick A. McGowan, Title: President, Chief Executive Officer, and Director
By /s/ Peter G. Rook-Green
Peter G. Rook-Green, Title: Secretary, Chief Financial Officer, and Director

AMERICAN PETRO-HUNTER, INC.

(Formerly Travelport Systems, Inc.)

FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Petro-Hunter Inc. (Formerly Travelport Systems Inc.)

We have audited the balance sheets of American Petro-Hunter Inc. (Formerly Travelport Systems Inc.) as at December 31, 2002 and 2001 and the statements of loss and retained earnings (deficit); stockholders' equity and cash flows for the each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of American Petro-Hunter Inc. (Formerly Travelport Systems Inc.) as at December 31, 2002 and 2001 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2002 accordance with generally accepted accounting principles.

Without qualifying our opinion we draw attention to the fact that the Company has incurred a net loss of $29,664 for the year ended December 31, 2002, has a stockholders' deficiency of $197,180, and as at that date, the Company's current liabilities exceeded its current assets by $197,181. In addition, the Company has an unresolved contingency as described in Note 8. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Vancouver, Canada                                                                     "Morgan & Company"

March 31, 2003                                                                          Chartered Accountants

Comments by Auditors on United States - Canada reporting difference

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the stockholders dated March 31, 2003 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditor's Report.

Vancouver, Canada                                                                     "Morgan & Company"

March 31, 2003                                                                          Chartered Accountants

AMERICAN PETRO-HUNTER, INC.

(Formerly Travelport Systems, Inc.)

Balance Sheet

(Expressed in U.S. Dollars)

As at December 31,

	2002	2001
ASSETS

Current
Cash	$8	$38
Accounts receivable	125	1,353
	133	1,391

Investment in AEI Trucolor Inc. (Note 5)	1	1
	$134	$1,392

LIABILITIES

Current
Accounts and advances payable and accrued liabilities	197,314	190,908
	197,314	190,908

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 3)
Authorized: 200,000,000 Common shares, par value $0.001
Issued and Outstanding: 5,620,620 Common shares at
Dec. 31, 2002 and 5,400,620 Common shares at Dec.
31, 2001	2,874,624	2,852,624

Deficit	(3,071,804)	(3,042,140)
	(197,180)	(189,516)

	$134	$1,392

Contingency (Note 8)

AMERICAN PETRO-HUNTER, INC.

(Formerly Travelport Systems, Inc.)

Statement of Loss and Retained Earnings (Deficit)

(Expressed in U.S. Dollars)

For the Years Ended December 31,

	2002	2001

Expenses
Administration	$12,601	$237,947
Amortization	-	1,500
Executive Compensation	15,516	37,935
Rent	1,547	1,496
	29,664	278,878

Loss for the year, before undernoted items	(29,664)	(278,878)

Advances to Travelport Media Inc. Written Off	-	(14,412)

Write down of Investment in AEI Trucolor, Inc. (Note 5)	-	(4,062)

Net Loss for the year	(29,664)	(297,352)

Deficit, beginning of year	(3,042,140)	(2,744,788)

Deficit, end of year	$(3,071,804)	$(3,042,140)

Loss per Share (Note 2)	$(0.01)	$(0.09)

Weighted Average Number of Shares Outstanding (Note 2)	5,462,972	3,125,488

AMERICAN PETRO-HUNTER, INC.

(Formerly Travelport Systems, Inc.)

Statement of Cash Flows

(Expressed in U.S. Dollars)

For the Years Ended December 31,

	2002	2001

Cash Provided By (Used For):
Operating Activity
Loss for the year	$(29,664)	$(297,352)

Item Not Affecting Cash
Amortization	-	1,500
Write down of investment in AEI Trucolor Inc.	-	4,062

Changes in non-cash working capital items:
Accounts receivable	1,228	2,176
Accounts payable	28,406	291,952

	(30)	2,338

Increase (Decrease) in Cash	(30)	2,338

Cash (Bank Indebtedness), Beginning of Year	38	(2,300)

Cash, End of Year	$8	$38

Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the period ended December 31, 2002, the company issued Nil; (2001 - 3,853,598) common shares for non-cash consideration of debt owing to creditors by the company in the amount of nil; (2001 - $396,360), and issued 220,000  (2001 - 400,000) common shares for non-cash consideration of services provided to the Company in the amount of $22,000; (2001 - $160,000).  (Note 2)

AMERICAN PETRO-HUNTER, INC.

(Formerly Travelport Systems, Inc.)

Statement of Stockholders' Equity

(Expressed in U.S. Dollars)

For the Years Ended December 31,

	Shares Common	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

2002
Balance, Beginning of Year	5,400,620	$ 5,401	$ 2,847,223	$ (3,042,140)	$ (189,516)

Common Shares Issued	220,000	220	21,780	-	22,000

Share issue costs	-	-	-	-	-

Net loss	-	-	-	(29,664)	(29,664)

Balance, End Of Year	5,620,620	$ 5,621	$ 2,869,003	$ (3,071,804)	$ (197,180)

2001
Balance, Beginning of Year	1,147,022	$ 1,147	$ 2,295,117	$ (2,744,788)	$ (448,524)

Common shares issued	3,633,598	3,634	359,726	-	363,360

Common shares issued	620,000	620	192,380	-	193,000

Net loss				(297,352)	(297,352)

Balance, End of Year	540,620	5,401	2,847,223	(3,042,140)	(189,516)

AMERICAN PETRO-HUNTER, INC.

(Formerly Travelport Systems, Inc.)

NOTES TO FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2002 and 2001

1.    OPERATIONS

Wolf Exploration Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation's business offices are located in Surrey, British Columbia, Canada.

2.    SIGNIFICANT ACCOUNTING POLICIES

 (a)    Foreign Currency Translation

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

 (b)    Income Taxes

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

 (c)    Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that reflect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)    Loss Per Share

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

The company consolidated its shares on a one new for ten old basis on June 25, 2001. Loss per share amounts have been restated for the prior years to reflect the effect of this consolidation.

 (e)    Investment in AEI Trucolor Inc.

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

3.    COMMON STOCK, continued

	2002		2001
	Number	Amount	Number	Amount

Issued and outstanding balance beginning of year	5,400,620	$ 2,852,624	1,147,022	$ 2,296,264

For debt	-	-	3,633,598	363,360
For services	220,000	22,000	620,000	193,000
Issued and outstanding balance end of year	5,620,620	$ 2,874,624	5,400,620	$ 2,852,624

Represented by:
Common Shares at par value		5,621		5,401
Additional paid in capital		2,869,003		2,847,223
		$ 2,874,624		$ 2,852,624

At December 31, 2002, options providing for the issue of additional common shares are outstanding as follows:

Number	Price	Expiration Date

58,000	$2.50	August 17, 2003
3,000	$3.00	March 20, 2005
5,000	$3.00	June 20, 2005
1,000,000	$0.15	October 31, 2006

3.    COMMON STOCK, continued

(c)    The Company accounts for options granted using the intrinsic value method and in accordance with the accounting prescribed in Accounting Principles Board Opinion No 25 ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method is the fair value accounting provided for under FASB statement No. 123 ("SFAS No 123"), which required the use of option valuation models. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk free rate of 5.25%; no dividends, volatility factor of the expected life of the Company's common stock of 180%; and a weighted average expected life of the options granted in each year of four to five years. The pro forma effect of SFAS No 123 is as follows:

Pro Forma
December 31, 2002

Net loss for the period	$ 29,664
Loss per share	$ 0.01

Pro Forma
December 31, 2001

Net loss for the period	$ 479,492
Loss per share	$ 0.15

4.    RELATED PARTIES

(i)    During the year, the company paid or accrued $15,516 (2001 - $37,965) for management fees to a director.

(ii)    A total of $13,802 (2001 - $27,657) was paid or accrued to a company owned by a director of the company for accounting fees, office services and rent.

(iii)    Accounts payable includes $23,255 (2001 - $9,267) payable to a director and a company owned by a director.

5.    AEI TRUCOLOR INC.

The Company holds a 40% interest in AEI Trucolor Inc, a private British Columbia Corporation and has previously written down its carrying value to a nominal amount to reflect its impaired value.

6.    FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

7.    INCOME TAXES

Future tax assets (liabilities) of the Company are as follows:

	2002	2001

Operating and capital losses	$1,020,000	$990,000
Less: Valuation allowance	1,020,000	990,000

Future tax asset (liability) recognized	$-	$-

As at December 31, 2002, the Company has incurred income tax losses totaling approximately $3,000,000.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these future tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these tax assets.

8.    CONTINGENCY

The Company received a demand for payment from Canadian Western Bank ("CWB") whereby CWB, pursuant to a guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) is demanding payment of Cdn$102,000 (approx. US$68,000) pursuant to the guarantee.

The Company divested itself of Calgary Chemical in 1998 under an agreement with the former president of the Company. The agreements covering the transaction included an indemnity guarantee from the purchaser whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.

The Company intends to defend itself against the claim from CWB. The Company believes it has a valid indemnification from the purchaser of Calgary Chemical.

8.    CONTINGENCY (Continued)

The ultimate loss to the Company, if any, is uncertain and depends upon a successful defense and the extent of any impairment if an indemnification claim is made against the purchaser. The outcome of this contingency cannot be determined at this time.

9.    SUBSEQUENT EVENT

Subsequent to the end of the year, the Company issued a total of 430,000 common shares at a deemed value of $25,800 to two directors and a consultant for services rendered to the Company.

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Patrick A. McGowan provides the following certification.

     I, Patrick A. McGowan, President, CEO and director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Patrick A. McGowan
Patrick A. McGowan, President and CEO

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Peter G. Rook-Green provides the following certification.

     I, Peter G. Rook-Green, Secretary, CFO and director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Peter G. Rook-Green
Peter G. Rook-Green, Secretary and CFO