Form 10QSB
period 2003-03-31
AMERICAN PETRO-HUNTER INC
filed 2003-05-28
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 15, 2003, the Registrant had 6,050,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I.     Financial Information

Item 1.    Financial Statements.

Consolidated Balance Sheet

	3 Months Ended March 31, 2003 (Unaudited)	12 Months Ended December 31, 2002

Assets
Current
Cash	$ --	$ 8
Accounts receivable	650	125
	650	133

Intangible Assets (Net)	1	1

	$ 651	$ 134

Liabilities

Current
Bank Indebtedness	$ 65	$ --
Accounts payable and accrued liabilities	$ 183,499	$ 197,314
	183,564	197,314

Stockholders' Deficiency

Capital stock - Authorized 200,000,000 common, par $.001, Issued 6,050,639 shares (2002 - 5,400,639)	2,900,424	2,874,624
Deficit	(3,083,337)	(3,071,804)
	(182,913)	(197,170)

	$ 651	$ 134

Interim Consolidated Statement of Loss and Deficit

(Unaudited)

	3 Months Ended March 31,		Inception January 4, 1996 to March 31,
	2003	2002	2003
Product Sales	$ -	$ -	$ 590,081

Cost of Goods Sold	-	-	302,963

Gross Margin	-	-	287,118

Expenses
Amortization	-	-	109,238
Administration	4,114	14,729	1,560,981
Executive Compensation	7,235	9,409	375,516
Finders Fees	-	-	48,000
Interest on long term debt	-	-	18,904
Rent	184	376	120,759
Research & development (recovery)	-	-	566,875
	11,533	24,514	2,800,273

Loss from operations	(11,533)	(24,514)	(2,513,155)

Advances to Travelport Media	-	-	(327,451)
Recovery of amortization of intangible	-	-	50,400
Write down investment in AEI Trucolor	-	-	(4,062)
Loss from discontinued operations	-	-	(14,350)
Loss on sale of subsidiary	-	-	(273,099)

Loss for the period	(11,533)	(24,514)	(3,081,717)

Income taxes	-	-	(1,620)

Net Loss	(11,533)	(24,514)	(3,083,337)
Deficit, beginning of period	(3,071,804)	(3,042,140)	-
Deficit, end of period	$ (3,083,337)	(3,066,654)	(3,083,337)
Loss per share basic	$ (0.002)	$ (0.005)
Weighted average common shares - basic	5,640,639	5,400,639

Interim Consolidated Statement of Cash Flows

(Unaudited)

	3 Months Ended March 31,		Inception January 4, 1996 to March 31,
	2003	2002	2003
Cash Provided by (used for)
Operating Activities
Loss from continuing operations	$ (11,533)	(24,514)	(2,717,819)

Item not affecting cash
Amortization	-	-	53,837
Write down investment in AEI Trucolor	-	-	4,062
Recovery of Amortization of intangible	-	-	(50,400)
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	48,000
Changes in working capital
Accounts receivable	(525)	(461)	(650)
Accounts payable	11,985	24,824	1,913,201

Discontinued operations	-	-	(365,519)
	(73)	(151)	(1,035,288)
Financing Activities
Issuance of common shares for cash	-	-	1,130,955
Share issue costs	-	-	(95,732)
	-	-	1,035,223

Increase (Decrease) in cash	(73)	(151)	(65)
Cash (Bank Indebtedness)
Beginning of Period	8	38	-
End of Period	$ (65)	$ (113)	$ (65)

Supplemental Disclosure on non-cash financing and investing activities

During the period ended March 31, 2003, the Company issued 430,000 shares (March 31, 2002 - nil) common shares for non-cash consideration of debt owing for services provided to the Company in the amount $25,800 (March 31, 2002 - nil).

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

(a) Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,418,721 to March 31, 2003, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $30,023, which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $182,914 at March 31, 2003. As noted above, the Company is receiving funding from shareholders.

(c) Results of Operations

For the three-months ended March 31, 2003, the Company incurred a net loss of $11,533.

Administration expenses for the three-month period amounted to $4,114, compared to $24,514 in the same period of 2002.

Part II - Other Information

Item 1 - Legal Proceedings

        None

Item 2 – Changes in Securities

During the quarter ended March 31, 2003, the Company issued 430,000 shares to two directors and to a consultant for services provided to the Company, for non-cash consideration of $25,800.

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

Dated: May 27, 2003

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003	/s/ Patrick A. McGowan
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003	/s/ Peter G. Rook-Green
Peter G. Rook-Green, CFO