Form 10QSB
period 2003-06-30
AMERICAN PETRO-HUNTER INC
filed 2003-09-03
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 15, 2003, the Registrant had 6,050,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.    Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Part I.     Financial Information

Item 1.    Financial Statements.

Consolidated Balance Sheet

	6Months Ended June 30, 2003 (Unaudited)	12 Months Ended December 31, 2002

Assets
Current
Cash	$ 58	$ 8
Accounts receivable	176	125
	234	133

Intangible Assets (Net)	1	1

	$ 235	$ 134

Liabilities

Current
Bank Indebtedness	$ --	$ --
Accounts payable and accrued liabilities	$ 194,423	$ 197,314
	194,423	197,314

Stockholders' Deficiency

Capital stock - Authorized 200,000,000 common, par $.001, Issued 6,050,639 shares (2002 - 5,400,639)	2,900,424	2,874,624
Deficit	(3,094,612)	(3,071,804)
	(194,423)	(197,170)

	$ 235	$ 134

Interim Consolidated Statement of Loss and Deficit

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,		Inception January 4, 1996 to June 30, 2003
	2003	2002	2003	2002

Product Sales	$ --	$ --	$ --	$ --	$ 590,081

Cost of Goods Sold	--	--	--	--	302,963

Gross Margin	--	--	--	--	287,118

Expenses
Amortization	--	--	--	--	109,238
Administration	6,199	6,279	10,313	21,008	1,567,180
Executive Compensation	4,558	10,282	11,793	19,691	380,074
Finders Fees	--	--	--	--	48,000
Interest on long term debt	--	--	--	--	18,904
Rent	518	434	702	810	121,277
Research & development (recovery)	--	--	--	--	566,875
	11,275	16,995	22,808	41,509	2,811,548

Loss from operations	(11,275)	(16,995)	(22,808)	(41,509)	(2,524,430)

Advances to Travelport Media	--	--	--	--	(327,451)
Recovery of amortization of intangible	--	--	--	--	50,400
Write down investment in AEI Trucolor	--	--	--	--	(4,062)
Loss from discontinued operations	--	--	--	--	(14,350)
Loss on sale of subsidiary	--	--	--	--	(273,099)

Loss for the period	(11,275)	(16,995)	(22,808)	(41,509)	(3,092,992)

Income taxes	--	--	--	--	(1,620)

Net Loss	(11,275)	(16,995)	(22,808)	(41,509)	(3,094,612)
Deficit, beginning of period	(3,083,337)	(3,066,654)	(3,071,804)	(3,042,140)	--
Deficit, end of period	$ (3,094,612)	$ (3,083,649)	$ (3,094,612)	$ (3,083,649)	$ (3,094,612)

Interim Consolidated Statement of Cash Flows

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,		Inception January 4, 1996 to June 30, 2003
	2003	2002	2003	2002

Cash Provided by (Used for) Operating Activities
Loss from continuing operations	$ (11,275)	$ (16,995)	$ (22,808)	$ (41,509)	$ (2,729,094)

Items not affecting cash
Amortization	--	--	--	--	53,837
Write down investment in AEI Trucolor	--	--	--	--	4,062
Recovery of amortization of intangible	--	--	--	--	(50,400)
Compensation stock purchase warrants issued	--	--	--	--	80,000
Stock purchase warrants issued for finder's fees	--	--	--	--	48,000
Changes in working capital
Accounts receivable	474	385	(51)	(76)	(176)
Accounts payable	10,924	16,744	22,909	41,568	1,924,125

Discontinued operations	--	--	--	--	(365,519)
	123	134	50	(17)	(1,035,165)

Financing Activities
Issuance of common shares for cash	--	--	--	--	1,130,955
Shares issued costs	--	--	--	--	(95,732)
	--	--	--	--	1,035,223

Increase (Decrease) in Cash	123	134	50	(17)	58
Cash (Bank Indebtedness)
Beginning of period	(65)	(113)	8	38	--
End of Period	$ 58	$ 21	$ 58	$ 21	$ 58

Supplemental Disclosure on non-cash financing and investing activities

During the period ended June 30, 2003, the Company issued 430,000 shares (March 31, 2002 - nil) common shares for non-cash consideration of debt owing for services provided to the Company in the amount $25,800 (June 30, 2002 - nil).

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

For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's form 10 KSB filed on or about April 15, 2003.

(a)

Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,418,721 to June 30, 2003, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $30,023, which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $194,189 at June 30, 2003. As noted above, the Company is receiving funding from shareholders.

(c) Results of Operations

For the six-months ended June 30, 2003, the Company incurred a net loss of $22,808.

Administration expenses for the three-month period amounted to $10,313, compared to $21,008 in the same period of 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,418,721 to June 30, 2003, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $30,023, which is included in accounts payable. There are no specific terms of repayment.

Capital Resources

The Company had a working capital deficiency of $194,189 at June 30, 2003. As noted above, the Company is receiving funding from shareholders.

Results of Operations

For the six-months ended June 30, 2003, the Company incurred a net loss of $22,808.

Administration expenses for the three-month period amounted to $10,313, compared to $21,008 in the same period of 2002.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1 - Legal Proceedings

        None

Item 2 – Changes in Securities

        None.

Item 3 - Default Upon Senior Securities

There are no defaults to report.

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information.

        None

Item 6: Exhibits and Reports on Form 8-K

        Exhibit 99.1 - CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           Exhibit 99.2 - Certifications pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Formerly Travelport Systems Inc.)

Dated: September 3, 2003

/s/ Patrick A. McGowan

Patrick A. McGowan, President

/s/ Peter G. Rook-Green

Peter G. Rook-Green, Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Patrick A. McGowen, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan
Patrick A. McGowan
Dated: September 3, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter G. Rook-Green, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter G. Rook-Green
Peter G. Rook-Green
Dated: September 3, 2003

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 3, 2003	/s/ Patrick A. McGowan
Patrick A. McGowan, President

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 3, 2003	/s/ Peter G. Rook-Green
Peter G. Rook-Green, CFO