Form 10QSB
period 2003-09-30
AMERICAN PETRO-HUNTER INC
filed 2003-12-29
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Part I.     Financial Information

Item 1.    Financial Statements.

Consolidated Balance Sheet

	9 Months Ended Sept.30, 2003 (Unaudited)	12 Months Ended December 31, 2002

Assets
Current
Cash	$ 29	$ 8
Accounts receivable	86	125
	115	133

Intangible Assets (Net)	1	1

	$ 116	$ 134

Liabilities

Current
Bank Indebtedness	$ -	$ -
Accounts payable and accrued liabilities	203,466	197,314
	203,466	197,314

Stockholders' Deficiency

Capital stock - Authorized: 200,000,000 common at
$0.001; Issued: 6,050,639 shares (2002 - 5,400,639)	2,900,424	2,874,624
Deficit	(3,103,774)	(3,071,804)
	(203,350)	(197,180)

	$ 116	$ 134

Interim Consolidated Statement of Loss and Deficit

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		Inception January 4, 1996 to Sept. 30,
	2003	2002	2003	2002	2003
Product Sales	$ -	$ -	$ -	$ -	$ 590,081

Cost of Goods Sold	-	-	-	-	302,963

Gross Margin	-	-	-	-	287,118

Expenses
Amortization	-	-	-	-	109,238
Administration	3,182	(10,571)	13,495	10,437	1,570,362
Executive Compensation	5,538	8,669	17,331	28,360	385,612
Finders Fees	-	-	-	-	48,000
Interest on long term debt	-	-	-	-	18,904
Rent	442	357	1,144	1,167	121,719
Research & development (recovery)	-	-	-	-	566,875
	9,162	(1,545)	31,970	39,964	2,820,710

(Loss) Gain from operations	(9,162)	1,545	(31,970)	(39,964)	(2,533,592)

Advances to Travelport Media	-	-	-	-	(327,451)
Recovery of amortization of intangible	-	-	-	-	50,400
Write down investment in AEI Trucolor	-	-	-	-	(4,062)
Loss from discontinued operations	-	-	-	-	(14,350)
Loss on sale of subsidiary	-	-	-	-	(273,099)

(Loss) Gain for the period	(9,162)	1,545	(31,970)	(39,964)	(3,102,154)

Income taxes	-	-	-	-	(1,620)

Net (Loss) Gain	(9,162)	1,545	(31,970)	(39,964)	(3,103,774)
Deficit, beginning of period	(3,094,612)	(3,083,649)	(3,071,804)	(3,042,140)	-
Deficit, end of period	$ (3,103,774)	(3,082,104)	(3,103,774)	(3,082,104)	(3,103,774)

Interim Consolidated Statement of Cash Flows

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		Inception January 4, 1996 to Sept. 30,
	2003	2002	2003	2002	2003
Cash Provided by (used for)
Operating Activities
Loss from continuing operations	$ (9,162)	1,545	(31,970)	(39,964)	(2,738,256)

Item not affecting cash
Amortization	-	-	-	-	53,837
Write down investment in AEI Trucolor	-	-	-	-	4,062
Recovery of Amortization of intangible	-	-	-	-	(50,400)
Compensation stock purchase warrants issued	-	-	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	-	-	48,000
Changes in working capital
Accounts receivable	90	54	39	(22)	(86)
Accounts payable	9,043	(80)	31,952	41,468	1,933,168
Prepaid expenses	-	(1,516)	-	(1,516)	-

Discontinued operations	-	-	-	-	(365,519)
	(29)	3	21	(14)	1,035,194
Financing Activities
Issuance of common shares for cash	-	-	-	-	(1,035,194)
Share issue costs	-	-	-	-	(95,732)
	-	-	-	-	1,035,223

Increase (Decrease) in cash	(29)	3	21	(14)	29
Cash (Bank Indebtedness)
Beginning of Period	58	21	8	38	-
End of Period	$ 29	$ 24	$ 29	$ (24)	$ 29

Supplemental Disclosure on non-cash financing and investing activities

During the period ended September 30, 2003, the Company issued 430,000 common shares (September 30, 2002 - nil) for non-cash consideration of debt owing for services provided to the Company in the amount of $25,800 (June 30, 2002 - nil)

The foregoing unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

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

For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in the Company's form 10 KSB filed on or about April 15, 2003.

Item 2 - Management's Discussion and Analysis

(a)  Liquidity

      The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. The shareholders have provided $1,418,721 to September 30, 2003, and were repaid $53,230 during 1999, $1,009,889 in 2000, and $325,579 in 2001, leaving a balance of $30,031, which is included in accounts payable.  There are no specific terms of repayment.

 (b) Capital Resources

      The Company had a working capital deficiency of $203,351 at September 30, 2003. As noted above, the Company has been receiving funding from shareholders.

(c)  Results of Operations

      For the nine-month period ended September 30, 2003, the Company incurred a net loss of $31,970.

      Administration expenses for the nine-month period amounted to $13,495 compared to $10,437 in the same period of 2002.

(d) Plan of Operations:

The company is investigating new business opportunities and intends to develop future plans that will include issuing shares through private placements in order to provide funds for the working capital and investment in such opportunities.

The Company has no off-balance sheet arrangements.

Item 3 - Controls and Procedures

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive officer  and  principal  financial  officer.  Based  on this  evaluation,  these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Disclosure  controls and procedures are our controls and other  procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Exchange Act is recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is accumulated and communicated to our management,  including  principal  executive officer  and  principal  financial  officer,  as  appropriate,  to allow  timely decisions regarding required disclosure.

Part II - Other Information

Item 1 - Legal Proceedings

        None

Item 2 – Changes in Securities

    None

Item 3 - Default Upon Senior Securities

There are no defaults to report.

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information.

        None

Item 6: Exhibits and Reports on Form 8-K

    31.1 - Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

    31.2 - Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

    32.1 - Section 1350 Certification of Chief Executive Officer

    32.2 - Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Formerly Travelport Systems Inc.)

Dated: December 24, 2002

/s/ Patrick A. McGowan

Patrick A. McGowan, President

/s/ Peter G. Rook-Green

Peter G. Rook-Green, Chief Financial Officer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Patrick A. McGowan, President of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of American Petro-Hunter, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	Peter Rook-Green and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Lasik America, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Lasik America, Inc.'s internal control over financial reporting that occurred during Lasik's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lasik's internal control over financial reporting; and

5.	Peter Rook-Green and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: December 24, 2003	/s/ Patrick A. McGowan
Patrick A. McGowan, President

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rook-Green, CFO of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of American Petro-Hunter, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	Patrick McGowan and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Lasik America, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Lasik America, Inc.'s internal control over financial reporting that occurred during Lasik's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lasik's internal control over financial reporting; and

5.	Patrick McGowan and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: December 24, 2003	/s/ Peter Rook-Green
Peter Rook-Green, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan

Patrick A. McGowan

President

December 24,   2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

CFO

December 24,   2003