Form 10KSB
period 2003-12-31
AMERICAN PETRO-HUNTER INC
filed 2004-05-13
CIK 1040482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2003

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

         YES ( X )      NO ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.    ( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 2003, were $nil. Issuer's Common Shares outstanding at April 26, 2004 were 6,525,639. The aggregate market value based on the voting stock held by non-affiliates as of April 26, 2004 was $882,151 (based on 5,691,294 shares and on an average of bid and asked prices of $0.155).

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

ITEM 1.    DESCRIPTION OF BUSINESS

        (a)    BUSINESS DEVELOPMENT

American Petro-Hunter Inc. ("the Company") was incorporated on January 24, 1996, pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire properties for precious metal exploration in the western United States. However after considering several properties, the Company determined that the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996 the Company changed management and developed a new business plan.

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

Pursuant to an agreement dated June 14, 2000, the Company purchased a 100% interest in a private company owned by a former director of the Company called Travelport Media Inc. ("TPI"). TPI was a Nevada, USA incorporated private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required the Company to issue 3,000,000 share purchase warrants in exchange for a 100% interest in TPI. The share purchase warrants allowed the holder to purchase 3,000,000 common shares of the Company for $0.27 per share. The warrants became vested and exercisable over a five-year period as follows:

Date of Vesting	Number of Warrants Vested

July 1, 2000	500,000
January 1, 2001	150,000
July 1, 2001	600,000
January 1,2002	150,000
July 1, 2002	750,000
January 1,2003	400,000
July 1, 2003	450,000

Exercise Date	Maximum Number of warrants Available for exercise

June 30, 2001	600,000
June 30, 2002	600,000
June 30, 2003	600,000
June 30, 2004	600,000
June 30, 2005	600,000

The number of share purchase warrants would vest according to the above schedule provided that the holder of the warrants remained retained as a consultant by the Company. If the warrant holder was no longer retained as a consultant, any unvested warrants would immediately expire. Before the end of December 31, 2000, the Company's relationship with the consultant and former shareholder of TPI became strained, resulting in the consultant resigning as a director of the Company on September 11, 2000. The Company has recorded the 500,000 vested warrants at their intrinsic value on the June 14, 2000 grant date of $80,000 in the books of the Company as compensation expense. In addition, as they are no longer recoverable, the Company has written off all advances to TPI and expenses paid by the Company on TPI's behalf to the statement of loss and retained earnings (deficit) as of December 31, 2000.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Effective January, 2000, the Company relocated its office to Surrey, B.C., under a verbal agreement with R-G Management, a company owned by a director of the Company, to pay Canadian $200.00 per month for office rent, plus telephone charges and disbursements. The Company shares this office with other companies, and occupies approximately 150 square feet.

ITEM 3.    LEGAL PROCEEDINGS

Canadian Western Bank

During 2002, The Company received a formal demand for payment from Canadian Western Bank ("CWB") whereby CWB, pursuant to a full liability guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) is demanding payment of Cdn$102,000 (approx. US$79,000).

The Company divested itself of Calgary Chemical in 1998 under an agreement with the former president of the Company. The agreements covering the transaction included an indemnity guarantee from the purchaser whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.

The Company intends to defend itself against the claim from CWB, believing that it has a valid indemnification from the purchaser of Calgary Chemical.

This contingent liability is not reflected in the accounts of the Company, and will be recorded as an expense only if and when the Company is required to pay any amount in settlement of the claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    MARKET INFORMATION

Since December 15, 1997, the Company's stock is quoted for sale on the OTC Electronic Bulletin Board. As of December 31, 2003 there were sixteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:	High ask per share:	Low bid per share:
March 31, 2001	$0.09	$0.015
June 30, 2001	$1.01	$0.011
September 30, 2001	$0.80	$0.12
December 31, 2001	$0.45	$0.13
March 31, 2002	$0.25	$0.121
June 30, 2002	$0.25	$0.130
September 30, 2002	$0.140	$0.067
December 31, 2002	$0.122	$0.051
March 31, 2003	$0.10	$0.03
June 30, 2003	$0.07	$0.03
September 30, 2003	$0.11	$0.02
December 31, 2003	$0.20	$0.09

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

In February of 2003, the Board of Directors of the Company approved the issuance of 430,000 shares at $0.06 to two directors and a consultant of the Company for services rendered, which were issued in February and March, 2003.

            (b)    HOLDERS

There were 65 holders of 6,050,639 shares of the Company's common stock as of December 31, 2003. This includes 22 holders of 2,052,842 shares of common stock whose certificates are restricted. The remainder of the shares are free trading.

            (c)    DIVIDENDS

The Company has paid no dividends to date on its common stock. The Company reserves the right to declare a dividend when operations merit.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were U.S. $0.7713 for one Canadian dollar at December 31, 2003 and $0.6339 at December 31, 2002.

Plan of Operations

The Company has had no revenues during the 2003 and 2002 fiscal years. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having no sources of income, substantial doubt is raised about the ability of the Company to continue as a going concern.

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

During the 2003 fiscal year, the Company investigated potential acquisitions, but did not proceed with them, as they were deemed unsuitable for acquisition by the Company.

        (a)    Results of Operations

The Company has had no revenues since June 30, 1998.

Administrative expenses for the fiscal year ended December 31, 2003, were $32,214, compared to $12,601 in 2002. The Company's administration costs were minimal in 2003, as it limited its activities to investigating potential acquisitions. During 2001, the Company incurred costs in finalizing and canceling its agreement with Travelport Media Inc ("TPI"), and also incurred substantial consulting fees required to investigate and evaluate proposed resource property acquisitions. As a result of the decision to give up its interest in TPI, the Company wrote off advances to TPI of $14,412 in 2001.

         (b)    Capital Resources

The Company had a working capital deficiency of $229,033 at December 31, 2003. The Company has been meeting its obligations through funds loaned by a shareholder, and has issued capital stock for certain services rendered to the Company in accordance with S-8 registration filings.

As at April, 2004, the balance of funds loaned by the shareholder amounted to US$33,004.

The Company is now investigating new business opportunities, and intends to develop future plans, which will include issuing shares through private placements in order to provide funds for working capital and investment in such opportunities.

The Company has made no commitments for capital expenditures.

         (c)    Liquidity

The Company is illiquid at the present time and has been dependent upon a shareholder to provide funds to maintain its activities, as indicated previously. Once a suitable acquisition is identified, the Company expects to be able to raise funds through the issuance of shares.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report of Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

The Audit Committee is comprised of the three members of the Board of Directors, being Messrs McGowan, Rook-Green and Whelan.

The Audit Committee is responsible for recommendation of the audit firm and compensation for completion of the audit to the Board of Directors.  The auditor reports to the Audit Committee.  The Company does not engage the auditor for any services other than the external audit.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation: (references to the TSX-V refer to the TSX Venture Exchange, formerly the Canadian Venture Exchange which resulted from amalgamation of the Vancouver and Alberta Stock Exchanges):

Name	Age	Position with the Company
Patrick A. McGowan	65	President, CEO and Director
Peter G. Rook-Green	63	Secretary, CFO and Director
Barry L. Whelan	63	Director

PATRICK A. McGOWAN - (Age 65). President, C.E.O., Director of the Company, Coquitlam, British Columbia.

President of the Company since April 16, 1998. November, 2001 to date, Executive Vice-President of MIV Therapeutics Inc., Vancouver, B.C., a company whose business is medical devices, that trades on the NASD OTC-BB. September 1996 to April, 1999, President of Consolidated Ewing Industries Inc. (now Lyra Resources Ltd.), Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the TSX-V, November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration. February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, and traded on the TSX-V. August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the TSX-V, engaged in natural resource exploration and development. October 1992 - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice-President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

PETER G. ROOK-GREEN (Age 63). Secretary, C.F.O., and Director of the Company, Surrey, British Columbia.

Secretary since March 20, 2000, and Director since June 20, 2000. From 1994 to the present, President of Rook-Green Investments Inc. (d.b.a. R-G Management), a company engaged in providing administrative and accounting services to public companies. May 1996 to April, 2003, Corporate Secretary and C.F.O. of Pallaum Minerals Ltd., Vancouver, B.C., Canada, a resource company trading on the TSX-V; February 1997 to June, 2000, Corporate Secretary of Globalstore.com Incorporated, Vancouver, B.C., an internet technology company formerly trading on the TSX-V; September 1998 to November, 2001 Corporate Secretary, January, 2001 to January, 2004, Director, and November, 2001 to January, 2004, President of Olympus Stone Inc., Vancouver, B.C., a resource company trading on the TSX-V; February, 2000 to April, 2001, Corporate Secretary of US Diamond Corp., Vancouver, B.C., a resource company formerly trading on the TSX-V; March, 1998 to present, Director of Anglo-Andean Explorations Inc., Vancouver, B.C., a resource company formerly trading on the TSX-V; January, 2000 to December, 2000, Director of Rystar Communications Ltd., Vancouver, B.C., formerly trading on the TSX-V; October, 1999 to present, Director of Terramin Resources, Inc., a resource company formerly trading on the TSX-V; and January, 2001 to January, 2004, Director of Consolidated Fortress Resources Inc. (now Fortress IT Corp.) a resource company trading on the TSX-V, June, 2001 to January, 2004, Director of Rome Resources Ltd., a resource company trading on the TSX-V., August 2002 to January, 2004, Chief Financial Officer, Goldrea Resources Corp., a resource company trading on the TSX-V; September 2002 to January, 2004, Director Adanac Gold Corp., (formerly Stirrup Creek Gold Ltd.), a resource company trading on the TSX-V; and March 2003 to January, 2004, Director of Molycor Gold Corp., a resource company trading on the TSX-V. Mr. Rook-Green obtained a Certified Management Accountant (C.M.A.) designation in 1971.

BARRY L. WHELAN (Age 63). Director of the Company, Vancouver, British Columbia.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs (1)	LTIP Payouts
Patrick McGowan, President/CEO/Director
	2001	0	0	0	0	325,000 shares	0	0
	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Peter Rook-Green, Secretary/CFO/Director	2001	0	0	0	0	150,000 shares	0	0
	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Barry Whelan, Director	2001	0	0	0	0	325,000 shares	0	0
	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

(1) Stock options granted in 2001 are at a price of $0.15, expiring October 31, 2006.

Mr. McGowan received or was due a total of $23,758 of compensation for the fiscal year ended December 31, 2003, (2002 - $15,516) in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 per month retroactive to October 1, 2001.

A private company owned by Mr. Rook-Green received or was due a total of $7,710 for rent, office services, accounting and administrative services for the fiscal year ended December 31, 2003 (2002 - $13,802).

         (b)    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has a Directors and Officers Stock Option Plan, a Key Personnel Compensation Plan, a 2000 Stock Option Plan, and a 2001 Stock Option Plan as described below. No options were granted during 2003.

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

No options were granted in the year ended December 31, 2003.

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

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 per month retroactive to October, 2001. In 2003, Mr. McGowan received or was owed a total of $23,758 for services rendered under this agreement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of December 31, 2003, unless otherwise noted. The number of shares beneficially owned is deemed to include shares of Common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days of December 31, 2003. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

(a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. None

(b)    SECURITY OWNERSHIP OF MANAGEMENT.

Name and Address	Number of Shares	Percentage of Class
Patrick A. McGowan, 211 - 1148 Westwood Street, Coquitlam, BC V3B 4S4	702,172 (1)	11.6%
Peter G. Rook-Green, #12-16325 82nd Avenue, Surrey, B.C. V3S 8K3	225,173 (2)	3.7%
Barry L. Whelan, 600 - 535 Howe Street, Vancouver, B.C. V6C 2Z4	345,000 (3)	5.7%

    (1)    Includes 325,000 options to purchase shares at a price of $0.15 per share.

    (2)    Includes 150,000 options to purchase shares at a price of $0.15 per share, and 3,000 options to purchase shares at a price of $3.00 per share.

    (3)  Includes 325,000 options to purchase shares at a price of $0.15 per share.

 (c)    CHANGES IN CONTROL:  None

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan billed the Company a total of $23,758 during 2003 (2002 - $15,516) for services rendered under the management agreement (Item 10(f)). Mr. Rook-Green is an owner of R-G Management, which billed the Company $7,709 during 2003 (2002 - $13,802 for accounting, administration, rent and office services.

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

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                             Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                             Section 1350 Certification of Chief Executive Officer

32.2                                             Section 1350 Certification of Chief Financial Officer

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

		2003	2002
(1)	Audit fees billed for professional services	$3,471	$3,803
(2)	Audit-Related fees	0	0
(3)	Tax fees	0	0
(4)	All other fees	0	0
(5)

(i) The audit committee is responsible for pre-approving and recommending the external auditor to be nominated to perform the audit, as well as the auditor's compensation,

(ii)  100% of the services were approved by the audit committee

(5)	Work performed by others	None	None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on the dates indicated.

Date:  May 12, 2004

American Petro-Hunter Inc.

By /s/ Patrick A. McGowan

Patrick A. McGowan, Title: President, Chief Executive Officer, and Director

By /s/ Peter G. Rook-Green

Peter G. Rook-Green, Title: Secretary, Chief Financial Officer, and Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Petro-Hunter Inc.

We have audited the balance sheets of American Petro-Hunter Inc. as at December 31, 2003 and 2002 and the statements of loss and retained earnings (deficit); stockholders' equity and cash flows for the each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of American Petro-Hunter Inc. as at December 31, 2003 and 2002 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2003 in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to the fact that the Company has incurred a net loss of $57,652 for the year ended December 31, 2003, has a stockholders' deficiency of $229,032, and as at that date, the Company's current liabilities exceeded its current assets by $229,033. In addition, the Company has an unresolved contingency as described in Note 8. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Vancouver, Canada                                                                     "Morgan & Company"

April 29, 2004                                                                             Chartered Accountants

AMERICAN PETRO-HUNTER, INC.

Balance Sheet

(Expressed in U.S. Dollars)

As at December 31,

	2003	2002
ASSETS

Current
Cash	$64	$8
Accounts receivable	58	125
	122	133

Investment in AEI Trucolor Inc. (Note 5)	1	1
	$123	$134

LIABILITIES

Current
Accounts and advances payable and accrued liabilities	229,155	197,314
	229,155	197,314

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 3)
Authorized: 200,000,000 Common shares, par value $0.001
Issued and Outstanding:
6,050,620 Common Shares at Dec. 31, 2003
5,620,620 Common Shares at Dec. 31, 2002	2,900,424	2,874,624

Accumulated Deficit	(3,129,456)	(3,071,804)
	(229,032)	(197,180)

	$123	$134

Contingency (Note 8)

AMERICAN PETRO-HUNTER, INC.

Statement of Loss and Retained Earnings (Deficit)

(Expressed in U.S. Dollars)

For the Years Ended December 31,

	2003	2002

Expenses
Administration	$32,214	$12,601
Executive Compensation	23,758	15,516
Rent	1,680	1,547
	57,652	29,664

Net Loss for the year	(57,652)	(29,664)

Deficit, beginning of year	(3,071,804)	(3,042,140)

Deficit, end of year	$(3,129,456)	$(3,071,804)

Basic and Diluted Loss per Share (Note 2)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	5,971,625	5,462,972

AMERICAN PETRO-HUNTER, INC.

Statement of Cash Flows

(Expressed in U.S. Dollars)

For the Years Ended December 31,

	2003	2002

Cash Provided By (Used For):
Operating Activity
Loss for the year	$(57,652)	$(29,664)
Item Not Affecting Cash
Stock issued for settlement of services	25,800	22,000
	(31,852)	(7,664)

Changes in non-cash working capital items:
Accounts receivable	67	1,228
Accounts payable	31,841	6,406
	31,908	7,634

Increase (Decrease) in Cash	56	(30)

Cash, Beginning of Year	8	38

Cash, End of Year	$64	$8

Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the period ended December 31, 2003, the company issued 430,000 (2002 - 220,000) common shares for non-cash consideration of debt owing to creditors for services rendered to the Company in the amount of $25,800; (2002 - $22,000).

AMERICAN PETRO-HUNTER, INC.

Statement of Stockholders' Equity

(Expressed in U.S. Dollars)

For the Years Ended December 31,

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Retained Earnings (Deficit)	Total

2003
Balance, Beginning of Year	5,620,620	$ 5,621	$ 2,869,003	$ (3,071,804)	$ (197,180)

Common Shares Issued	430,000	430	25,370	-	25,800

Net loss	-	-	-	(57,652)	(57,652)

Balance, End Of Year	6,050,620	$ 6,051	$ 2,894,373	$ (3,129,456)	$ (229,032)

2002
Balance, Beginning of Year	5,400,620	$ 5,401	$ 2,847,223	$ (3,042,140)	$ (189,516)

Common shares issued	220,000	220	21,780	-	22,000

Net loss	-	-	-	(29,664)	(29,664)

Balance, End of Year	5,620,620	$ 5,621	$ 2,869,003	$ (3,071,804)	$ (197,180)

AMERICAN PETRO-HUNTER, INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2003 and 2002

1.    OPERATIONS

American Petro-Hunter Inc. was incorporated under corporate charter of the State of Nevada on January 4, 1996 as Wolf Exploration Inc. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation's business offices are located in Surrey, British Columbia, Canada.

2.    SIGNIFICANT ACCOUNTING POLICIES

         (a)    Foreign Currency Translation

The Company's functional currency is the Canadian Dollar and reporting currency is the United States dollar. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in income or expense in the period they occur.

         (b)    Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109. The only significant tax assets the Company has are the accumulated non-capital losses, which are available to offset future taxable income. The Company's operations have no income subject to income taxes and cannot be determined that such tax assets will be realized. Accordingly, the Company would eliminate the effect of the recognition of any of these tax assets by the recording of a valuation allowance equal to the value of the tax assets.

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

3.    COMMON STOCK

        a)    Authorized:    200,000,000 common shares, par value $0.001 each.

	2003		2002
	Number	Amount	Number	Amount

Issued and outstanding: Balance, beginning of year	5,620,620	$ 2,874,624	5,400,620	$ 2,852,624

Issued for services	430,000	25,800	220,000	22,000
Balance, end of year	6,050,620	$ 2,900,424	5,620,620	$ 2,874,624

Represented by:
Common Shares at par value		6,051		5,621
Additional paid in capital		2,894,373		2,869,003
		$ 2,900,424		$ 2,874,624

b)    At December 31, 2003, options providing for the issue of additional common shares are outstanding as follows:

Number	Price	Expiration Date

3,000	$3.00	March 20, 2005
5,000	$3.00	June 20, 2005
800,000	$0.15	October 31, 2006

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

Pro Forma
December 31, 2003

Net loss for the year	$ 57,652
Loss per share	$ 0.01

Pro Forma
December 31, 2002

Net loss for the year	$ 29,664
Loss per share	$ 0.01

4.    RELATED PARTIES

(i) During the year, the Company paid or accrued $23,758 (2002 - $15,516) for management fees to a director.

(ii) A total of $7,710 (2002 - $13,802) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii) Accounts payable includes $36,714 (2002 - $23,255) payable to a director and a company owned by a director.

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

7.    INCOME TAXES

Future tax assets (liabilities) of the Company are as follows:

	2003	2002

Operating and capital losses	$1,040,000	$1,020,000
Less: Valuation allowance	(1,040,000)	1,020,000

Future tax asset (liability) recognized	$-	$-

As at December 31, 2003, the Company has incurred income tax losses totaling approximately $3,060,000 (2002 -$3,000,000).

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these future tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these tax assets.

8.    CONTINGENCY

The Company received a demand for payment from Canadian Western Bank ("CWB") whereby CWB, pursuant to a guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) of Cdn$102,000 (approx. US$79,000).

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

The ultimate loss to the Company, if any, is uncertain and depends upon a successful defence and the extent of any impairment if an indemnification claim is made against the purchaser. The outcome of this contingency cannot be determined at this time.

9.    SUBSEQUENT EVENT

Subsequent to the end of the year, the Company issued a total of 475,000 shares at a deemed value of $57,000 to two directors and a consultant for services rendered to the Company.

10.    COMPARATIVE FIGURES

Certain comparative figures have been re-classified to conform with the current year's presentation.

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Patrick A. McGowan, President, CEO and Director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of American Petro-Hunter, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to American Petro-Hunter, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in American Petro-Hunter, Inc.'s internal control over financial reporting that occurred during American Petro-Hunter's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: May 12, 2004	/s/ Patrick McGowan
Patrick McGowan, President and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rook-Green, Secretary, CFO and Director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of American Petro-Hunter, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to American Petro-Hunter, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in American Petro-Hunter, Inc.'s internal control over financial reporting that occurred during American Petro-Hunter's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: May 12, 2004	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick McGowan

Patrick McGowan

President and Director

May 12, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

May 12, 2004