Form 10QSB
period 2004-03-31
AMERICAN PETRO-HUNTER INC
filed 2004-05-25
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 20, 2004, the Registrant had 6,525,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I.     Financial Information

Item 1.    Financial Statements.

AMERICAN PETRO-HUNTER, INC.

Balance Sheet

	3 Months Ended March 31, 2004	12 Months Ended Dec. 331, 2003
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$9	$64
Accounts receivable	176	58
Pre-paid expenses	16,446	-
	16,631	122

Intangible Assets (Net)	1	1
	$16,632	$123

LIABILITIES

Current
Accounts payable and accrued liabilities	$193,764	$229,155

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized: 200,000,000 Common shares, par value $0.001
Issued and Outstanding:
March 31, 2004 - 6,525,620 shares
March 31, 2003 - 6,050,620 shares	2,957,424	2,900,424
Deficit	(3,134,556)	(3,129,456)
	(177,132)	(229,032)

	$16,632	$123

AMERICAN PETRO-HUNTER, INC.

Statement of Loss and Deficit

(Unaudited)

	3 Months Ended March 31
	2004	2003

Expenses
Administration	$(802)	$4,114
Executive Compensation	5,471	7,235
Rent	431	184
	5,100	11,533

Net Loss for the period	(5,100)	(11,533)

Deficit, beginning of period	(3,129,456)	(3,071,804)

Deficit, end of period	$(3,134,556)	$(3,083,337)

Basic and Diluted Loss per Share	$(0.001)	$(0.002)

Basic and Diluted Weighted Average Number of Shares Outstanding	6,191,554	5,640,639

AMERICAN PETRO-HUNTER, INC.

Statement of Cash Flows

(Unaudited)

	3 Months Ended March 31,
	2004	2003

Cash Provided By (Used For) Operating Activities
Loss from continuing operations	$(5,100)	$(11,533)

Item Not Affecting Cash
Stock issued for settlement of services	57,000	25,800
Changes in working capital
Accounts receivable	(118)	(525)
Accounts payable	(35,931)	(13,815)
Prepaid expenses	(16,446)	-
	(55)	(73)

Decrease in Cash	(55)	(73)
Cash, Beginning of Period	64	8

Cash (bank indebtedness), End of Period	$9	$(65)

Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the period ended December 31, 2004, the company issued 475,000 (March 31, 2003 - 430,000) common shares for non-cash consideration of debt owing to creditors for services rendered to the Company in the amount of $57,000; (March 31, 2003 - $25,800).

The foregoing financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

AMERICAN PETRO-HUNTER INC.

Notes to the financial statements

For the three months ended March 31, 2004

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Quarterly Report on Form 10-KSB for the year ended December 31, 2003.

        (a) Liquidity

            The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. At March 31, 2004, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable. There are no specific terms of repayment.

        (b) Capital Resources

            The Company had a working capital deficiency of $177,133 at March 31, 2004. As noted above, the Company is receiving funding from shareholders.

        (c) Results of Operations

            For the three-month period ended March 31, 2004, the Company incurred a net loss of $5,100.

         Administration expenses for the three-month period amounted to a recovery of $802 compared to expenses of $4,114 in the same period of 2003 due to an increase in foreign exchange gains.

2.    RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2004:

(i) The Company paid $5,471 (2003 - $7,235) for management fees to a director.

(ii) A total of $1,731 (2003 - $3,244) was paid to a company owned by a director of the Company for accounting fees, office services and rent.

(iii) Accounts payable includes $7,846 (2003 - $10,792) payable to a director and a company owned by a director.

(iv) The Company issued 385,000 (2003 - 390,000) common shares at a value of $46,200 (2003 - $23,400) to two directors of the Company for services rendered to the Company.

Part II - Other Information

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

During the period ended March 31, 2004, the Company issued 475,000 common shares for non-cash consideration of debt owing for services provided to the Company in the amount of $57,000.

Item 3.    Default Upon Senior Securities

There are no defaults to report.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information.

        None

Item 6.    Exhibits and Reports on Form 8-K

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

Dated: May 20, 2004

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

Date: May 20, 2004	/s/ Patrick McGowan
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

Date: May 20, 2004	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the year ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick McGowan

Patrick McGowan

President and Director

May 20, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the year ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

May 20, 2004