Form 10QSB
period 2004-06-30
AMERICAN PETRO-HUNTER INC
filed 2004-09-23
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 22, 2004, the Registrant had 6,525,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I.     Financial Information

Item 1.    Financial Statements.

AMERICAN PETRO-HUNTER, INC.

Balance Sheet

	6 Months Ended June 30, 2004	12 Months Ended Dec. 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$248	$64
Accounts receivable	675	58
Pre-paid expenses	6,356	-
	7,279	122

Intangible Assets (Net)	1	1
	$7,280	$123

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 2)	$200,412	$229,155

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized: 200,000,000 Common shares, par value $0.001
Issued and Outstanding:
June 30, 2004 - 6,525,639 shares
December 31, 2003 - 6,050,639 shares	2,957,424	2,900,424
Deficit	(3,150,556)	(3,129,456)
	(193,132)	(229,032)

	$7,280	$123

AMERICAN PETRO-HUNTER, INC.

Statement of Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expenses
Administration	$ 9,772	$ 6,199	$ 8,970	$ 10,313
Executive compensation	5,778	4,558	11,249	11,793
Rent	450	518	881	702
	16,000	11,275	21,100	22,808

Net loss for the period	(16,000)	(11,275)	(21,100)	(22,808)

Basic and diluted loss per share	$ (0.002)	$ (0.002)	$ (0.003)	$ (0.004)

Basic and diluted weighted average number of shares
outstanding	6,525,639	6,050,639	6,358,606	5,893,677

AMERICAN PETRO-HUNTER, INC.

Statement of Cash Flows

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Cash Provided by (Used for) Operating Activities

Loss from continuing operations	$ (16,000)	$ (11,275)	$ (21,100)	$ (22,808)

Changes in working capital
Accounts receivable	(499)	474	(617)	(51)
Accounts payable	6,648	10,924	28,257	22,909
Prepaid expenses	10,090	-	(6,356)	-
	239	123	184	50

Increase in cash	239	123	184	50

Cash (Bank indebtesness), beginning of period	9	(65)	64	8
Cash, end of period	$ 248	$ 58	$ 248	$ 58

Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the six-month period ended June 30, 2004, the company issued 475,000 (June 30, 2003 - 430,000) common shares for non-cash consideration of debt owing to creditors for services rendered to the Company in the amount of $57,000; (June 30, 2003 - $25,800).

The foregoing financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

AMERICAN PETRO-HUNTER INC.

Notes to the financial statements

For the six months ended June 30, 2004

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Quarterly Report on Form 10-KSB for the year ended December 31, 2003.

        (a) Liquidity

            The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. At June 30, 2004, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable. In addition, two directors have advanced $13,805 to the Company, which are also included in accounts payable.  There are no specific terms of repayment.

        (b) Capital Resources

            The Company had a working capital deficiency of $193,133 at June 30, 2004. As noted above, the Company is receiving funding from shareholders and directors.

        (c) Results of Operations

            For the six-month period ended June 30, 2004, the Company incurred a net loss of $21,100.

         Administration expenses for the six-month period amounted to $8,970 compared to $10,313 in the same period of 2003 due to an increase in foreign exchange gains.

2.    RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2004:

(i) The Company paid $11,249 (2003 - $11,793) for management fees to a director.

(ii) A total of $6,672 (2003 - $6,973) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii) Accounts payable includes $16,731 (2003 - $22,174) payable to a director and a company owned by a director for services disbursements, and advances to the Company.

(iv) The Company issued 385,000 (2003 - 390,000) common shares at a value of $46,200 (2003 - $23,400) to two directors of the Company for services rendered to the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders to provide funds to maintain its activities. At June 30, 2004, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable. In addition, two directors have advanced $13,805 to the Company, which are also included in accounts payable.  There are no specific terms of repayment.

Capital Resources

The Company had a working capital deficiency of $193,133 at June 30, 2004. As noted above, the Company is receiving funding from shareholders and directors.

Results of Operations

For the six-month period ended June 30, 2004, the Company incurred a net loss of $21,100.

 Administration expenses for the six-month period amounted to $8,970 compared to $10,313 in the same period of 2003 due to an increase in foreign exchange gains.

Item 3.  Controls and Procedures

            a) Disclosure Controls And Procedures. We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective in ensuring that material information relating to the Company, including consolidated subsidiaries, is made known to them by others within those entities.

(b) Changes In Internal Controls Over Financial Reporting. No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

(c) Limitations On Disclosure Controls And Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

    None.

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

Dated: September 22, 2004

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in American Petro-Hunter, Inc.'s internal control over financial reporting that occurred during American Petro-Hunter's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

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

Date: September 22, 2004	/s/ Patrick McGowan
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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in American Petro-Hunter, Inc.'s internal control over financial reporting that occurred during American Petro-Hunter's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

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

Date: September 22, 2004	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the six-months ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick McGowan

Patrick McGowan

President and Director

September 22, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the six-months ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

September 22, 2004