Form 10QSB
period 2004-09-30
AMERICAN PETRO-HUNTER INC
filed 2004-11-15
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 2, 2004, the Registrant had 6,525,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I.     Financial Information

Item 1.    Financial Statements.

AMERICAN PETRO-HUNTER, INC.

Balance Sheet

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$1,280	$64
Accounts receivable	301	58
Pre-paid expenses	6,356	-
	7,937	122

Intangible Assets (Net)	1	1
	$7,938	$123

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 2)	$217,730	$229,155

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized: 200,000,000 Common shares, par value $0.001
Issued and Outstanding:
Sept. 30, 2004 - 6,525,639 shares
December 31, 2003 - 6,050,639 shares	2,957,424	2,900,424
Deficit	(3,167,216)	(3,129,456)
	(209,792)	(229,032)

	$7,938	$123

AMERICAN PETRO-HUNTER, INC.

Statement of Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expenses
Administration	$ 10,129	$ 3,182	$ 19,099	$ 13,495
Executive compensation	6,029	5,538	17,278	17,331
Rent	502	442	1,383	1,144
	16,660	9,162	37,760	31,970

Net loss for the period	(16,660)	(9,162)	(37,760)	(31,970)

Basic and diluted loss per share	$ (0.003)	$ (0.002)	$ (0.006)	$ (0.005)

Basic and diluted weighted average number of shares
outstanding	6,525,639	6,050,639	6,414,690	5,946,573

AMERICAN PETRO-HUNTER, INC.

Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Cash Provided by (Used for) Operating Activities

Loss from continuing operations	$ (16,660)	$ (9,162)	$ (37,760)	$ (31,970)

Changes in working capital
Accounts receivable	374	90	(243)	39
Accounts payable	17,318	9,043	45,575	31,952
Prepaid expenses	-	-	(6,356)	-
	1,032	(29)	1,216	21

Increase (Decrease) in cash	1,032	(29)	1,216	21

Cash, beginning of period	248	58	64	8
Cash, end of period	$ 1,280	$ 29	$ 1,280	$ 29

Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the nine-month period ended September 30, 2004, the company issued 475,000 (September 30, 2003 - 430,000) common shares for non-cash consideration of services rendered to the Company in the amount of $57,000; (September 30, 2003 - $25,800).

AMERICAN PETRO-HUNTER INC.

Notes to the financial statements

For the nine months ended September 30, 2004

1.    BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003.

As of September 30, 2004, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $37,760 and $31,970 for the nine-month periods ended September 30, 2004 and 2003 respectively. The Company had working capital deficiencies of $209,793 as of September 30, 2004 and $229,033 as of September 30, 2003. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

2.    RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2004:

    (i) The Company paid or accrued $17,278 (2003 - $17,331) for management fees to a director.

    (ii) A total of $10,582 (2003 - $8,658) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

    (iii) Accounts payable includes $26,003 (2003 - $28,875) payable to a director and a company owned by a director for services, disbursements, and advances to the Company.

    (iv) The Company issued 385,000 (2003 - 390,000) common shares at a value of $46,200 (2003 - $23,400) to two directors of the Company for services rendered to the Company.

Item 2 - Management Discussion and Analysis

(a) Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At September 30, 2004, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable. In addition, at September 30, 2004 two directors have advanced $14,647 to the Company, which is also included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $209,793 at September 30, 2004. As noted above, the Company is receiving funding from shareholders and directors.

(c) Results of Operations

For the nine-month period ended September 30, 2004, the Company incurred a net loss of $37,760.

Administration expenses for the nine-month period amounted to $19,099 compared to $13,495 in the same period of 2003, mainly due to increases resulting from revaluing Canadian dollar denominated accounts payable into U.S. dollars at rates which have increased in value compared to the U.S. dollar in the current year. Current expenses denominated in Canadian dollars while comparable in Canadian dollars in both periods, are likewise higher in U.S. dollars because of the increase in value of the Canadian dollar.

(d) Stock Options

During the 2004 nine-month period, 5,000 stock options to purchase shares of the Company were cancelled. The Company currently has 803,000 stock options outstanding, of which 3,000 are priced at $3.00 with an expiry date of March 20, 2005, and 800,000 are priced at $0.15 with an expiry date of October 31, 2006.

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

    None

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

Dated: November 12, 2004

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in American Petro-Hunter, Inc.'s internal control over financial reporting that occurred during American Petro-Hutner's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

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

Date: November 12, 2004	/s/ Patrick A. McGowan
Patrick A. McGowan, President and Director

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in American Petro-Hunter, Inc.'s internal control over financial reporting that occurred during American Petro-Hutner's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

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

Date: November 12, 2004	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the nine-months ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan

Patrick A. McGowan

President

November 12, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the nine-months ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

November 15, 2004