Form 10KSB
period 2004-12-31
AMERICAN PETRO-HUNTER INC
filed 2005-04-01
CIK 1040482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the fiscal year ended December 31, 2004

AMERICAN PETRO-HUNTER INC.

 (Name of Small Business Issuer in its Charter)

Nevada	E.I.N. 98-0171619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 – 16055 Fraser Highway, Surrey, B.C.	V3S 2W9
(Address of principal executive office)	Zip/Postal Code

Registrant's telephone number:  (604) 507-2181

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:   NONE.

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

Title of each class	Name of each exchange on which each class is registered
Common Stock	OTC Electronic Bulletin Board

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

YES  ( X )

NO (   )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 2003, were $nil. Issuer's Common Shares outstanding at March 28, 2005 were 6,525,620. The aggregate market value based on the voting stock held by non-affiliates as of March 28, 2005 was $1,021,907 (based on 6,011,278 shares and on an average of bid and asked prices of $0.17).

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits

TABLE OF CONTENTS

PART I

ITEM 1.

 DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTY

6

ITEM 3.

LEGAL PROCEEDINGS

6

PART II

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

7

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

8

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

9

ITEM 8A

CONTROLS AND PROCEDURES

9

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10

ITEM 10.

EXECUTIVE COMPENSATION

11

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

13

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

14

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

14

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

15

PART 1

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

ITEM 1.

DESCRIPTION OF BUSINESS (Continued)

(a)

BUSINESS DEVELOPMENT (Continued)

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

Date of Vesting	Number of Warrants Vested

July 1, 2000	500,000
January 1, 2001	150,000
July 1, 2001	600,000
January 1, 2002	150,000
July 1, 2002	750,000
January 1, 2003	400,000
July 1, 2003	450,000

ITEM 1.

DESCRIPTION OF BUSINESS (Continued)

(a)

BUSINESS DEVELOPMENT (Continued)

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

(b)

BUSINESS OF THE ISSUER (Continued)

DENTAL COLOR ANALYZER (Continued)

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

ITEM 3

LEGAL PROCEEDINGS

Canadian Western Bank

During 2002, The Company received a formal demand for payment from Canadian Western Bank ("CWB") whereby CWB, pursuant to a full liability guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) is demanding payment of Cdn$102,000 (approx. US$85,000).

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

The amount of the guarantee provided by the Company was accrued in the financial statements for the year ended December 31, 2004.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER    MATTERS

(a)

MARKET INFORMATION

Since December 15, 1997, the Company's stock is quoted for sale on the OTC Electronic Bulletin Board.  As of December 31, 2003 there were twelve stock brokerage firms making a market in the Company's common stock.  The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:	High ask per share:	Low bid per share:
March 31, 2002	$0.250	$0.121
June 30, 2002	$0.25	$0.130
September 30, 2002	$0.14	$0.067
December 31, 2002	$0.122	$0.051
March 31, 2003	$0.10	$0.03
June 30, 2003	$0.07	$0.03
September 30, 2003	$0.11	$0.02
December 31, 2003	$0.20	$0.09
March 31, 2004	$0.131	$0.12
June 30, 2004	$0.15	$0.10
September 30, 2004	$0.16	$0.135
December 31, 2004	$0.16	$0.13

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

In March of 2004, the Board of Directors of the Company approved the issuance of 475,000 shares at $0.12 to three directors and a consultant of the Company for services rendered, which were issued in March, 2004.

(b)

HOLDERS

There were 57 holders of 6,525,620 shares of the Company's common stock as of December 31, 2004. This includes 13 holders of 1,224,110 shares of common stock whose certificates are restricted. The remainder of the shares are free trading.

(c)

DIVIDENDS

The Company has paid no dividends to date on its common stock.  The Company reserves the right to declare a dividend when operations merit.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred.  Asset and liability accounts are converted at year-end closing rates, which were U.S. $0.8319 for one Canadian dollar at December 31, 2004 and $0.7713 at December 31, 2003.

Plan of Operations

The Company has had no revenues during the 2004 and 2003 fiscal years. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having no sources of income, substantial doubt is raised about the ability of the Company to continue as a going concern.

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

During the 2004 fiscal year, the Company investigated potential acquisitions, but did not proceed with them, as they were deemed unsuitable for acquisition by the Company.

(a) Results of Operations

The Company has had no revenues since June 30, 1998.

Administrative expenses for the fiscal year ended December 31, 2004 were $33,155, compared to $32,214 in 2003. Executive compensation was $23,889 and Rent was $1,929 compared to $23,758 and $1,680 respectively in 2003. The slightly higher amounts in 2004 are primarily due to the increased value of the Canadian dollar in US funds. The Company's administration costs were essentially comparable to 2003 as the Company was relatively inactive, other than investigating potential acquisitions. Also, in 2004 the amount of the loan guarantee to Canadian Western Bank of $84,858was accrued in the financial statements for the year.

(b)

Capital Resources

The Company had a working capital deficiency of $319,090 at December 31, 2004. The Company has been meeting its obligations through funds loaned by a shareholder, and advances from directors, and has issued capital stock for certain services rendered to the Company in accordance with S-8 registration filings.

As at December 31, 2004, the balance of funds loaned by the shareholder amounted to US$33,004 and advances from directors amounted to $13,684.

The Company is now investigating new business opportunities, and intends to develop future plans, which will include issuing shares through private placements in order to provide funds for working capital and investment in such opportunities.

The Company has made no commitments for capital expenditures.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

(c)

Liquidity

The Company is illiquid at the present time and has been dependent upon shareholders and directors to provide funds to maintain its activities, as indicated previously. Once a suitable acquisition is identified, the Company expects to be able to raise funds through the issuance of shares.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE - None.

ITEM 8A

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

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation: (references to the TSX-V refer to the TSX Venture Exchange, formerly the Canadian Venture Exchange which resulted from amalgamation of the Vancouver and Alberta Stock Exchanges)

Name	Age	Position with the Company

Patrick A. McGowan	65	President, CEO and Director
Peter G. Rook-Green	64	Secretary, CFO and Director
Barry L. Whelan	64	Director

PATRICK A. McGOWAN – (Age 65).  President, C.E.O., Director of the Company, Coquitlam, British Columbia.

President of the Company since April 16, 1998. November, 2001 to date, Executive Vice-President of MIV Therapeutics Inc., Vancouver, B.C., a company whose business is medical devices, that trades on the NASD OTC BB. September 1996 to April, 1999, President of Consolidated Ewing Industries Inc. (now Lyra Resources Ltd.), Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the TSX-V, November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration.  February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, and traded on the TSX-V.  August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the TSX-V, engaged in natural resource exploration and development. October 1992 - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice-President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

PETER G. ROOK-GREEN (Age 64).  Secretary, C.F.O., and Director of the Company, Surrey, British Columbia.

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

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

   BARRY L. WHELAN (Age 64).  Director of the Company, Vancouver, British Columbia.

Director since September 11, 2001. From 1981 to present, consulting geologist. Past Director of the following companies: Adamus Resources Ltd., Northern Star Mining Corp., Flying A Petroleum Corp., Little Mountain Resources Ltd., Hard Creek Nickel Corporation. All of the above companies trade on the TSX-V. Graduated from the University of Western Ontario in 1961 with a Bachelor of Arts in Geology, Graduated from McMaster University in 1965 with a Bachelor of Science in Geology.

ITEM 10.

EXECUTIVE COMPENSATION

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Patrick McGowan, President, Director, CEO	2002	Nil	Nil	Nil	Nil	Nil	Nil	$15,516
	2003	Nil	Nil	Nil	Nil	Nil	Nil	$23,758
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$23,889

Peter Rook-Green, Director, Secretary, CFO	2002	Nil	Nil	Nil	Nil	Nil	Nil	$13,802
	2003	Nil	Nil	Nil	Nil	Nil	Nil	$7,710
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$13,470

Barry Whelan, Director	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(a)

SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

Mr. McGowan received or was due a total of $23,889 of compensation for the fiscal year ended December 31, 2004, (2003 - $23,758) in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 retroactive to October 1, 2001.

A private company owned by Mr. Rook-Green received or was due a total of $13,470 for rent, office services, accounting and administrative services for the fiscal year ended December 31, 2004 (2003 - $7,710).

(b)

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has a Directors and Officers Stock Option Plan, a Key Personnel Compensation Plan, a 2000 Stock Option Plan, and a 2001 Stock Option Plan as described below.  No options were granted during 2003.

(c)

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES:  None

ITEM 10.

EXECUTIVE COMPENSATION (Continued)

(d)

LONG-TERM INCENTIVE PLANS – AWARDS IN THE LAST FISCAL YEAR

In November 1996, the Company adopted the Wolf Exploration Inc. 1996 Directors and Officers Stock Option Plan, ("the Plan") for its officers, directors, key personnel and consultants to the Company.  In 1996 and 1997, a total of 960,000 options to purchase shares were granted under this plan.  As a result of the sale of Calgary Chemical, and change of management, the 960,000 options were cancelled in 1998.  By resolution of the directors of the Company dated May 28, 1998, the Company reserved an additional one million shares of common stock of the Company for the Plan bringing the total shares reserved to 2,000,000 and renamed the Plan "The Wolf Industries Inc. 1998 Directors and Officers Stock Option Plan ("the Revised Plan") with all other terms and conditions of the Plan remaining in full force and effect.

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

(d)

LONG-TERM INCENTIVE PLANS – AWARDS IN THE LAST FISCAL YEAR (continued)

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

No options were granted in the year ended December 31, 2004.

(e)

COMPENSATION OF DIRECTORS

1. Standard Arrangements

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

2. Other Arrangements

There are no other arrangements.

EXECUTIVE COMPENSATION (Continued)

(f)

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE IN CONTROL ARRANGEMENTS

As a result of the sale of Calgary Chemical (Item 1(a)), Mr. Coady resigned at President and Chief Executive Officer, Secretary, and Director of the Company. There was no additional cost to the Company for severance or vacation pay resulting from this termination.

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 per month retroactive to October, 2001.  In 2004, Mr. McGowan received or was owed a total of $23,889 for services rendered under this agreement.

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

(a)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. None

(b)

SECURITY OWNERSHIP OF MANAGEMENT.

Name and Address	Number Of Shares		Percentage of Class
Patrick A. McGowan 211 – 1148 Westwood Street Coquitlam, B.C. V3B 4S4	767,169	(1)	10.5%
Peter G. Rook-Green #12-16325 82nd Avenue Surrey, B.C. V3S 8K3	225,173	(2)	3.5%
Barry L. Whelan 600 – 535 Howe Street Vancouver, B.C. V6C 2Z4	325,000	(3)	5.3%

(1)

Includes 325,000 options to purchase shares at a price of $0.15 per share.

(2)

Includes 150,000 options to purchase shares at a price of $0.15 per share, and 3,000 options to purchase shares at a price of $3.00 per share.

(3)

Consists of 325,000 options to purchase shares at a price of $0.15 per share.

(c)

CHANGES IN CONTROL: None.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan billed the Company a total of $23,889 during 2004 (2003) - $23,758) for services rendered under the management agreement (Item 10(f)). Mr. Rook-Green is an owner of R-G Management, which during 2004 billed the Company $13,470 (2003 - $7,710) for accounting, administration, rent and office services.

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

The following documents are filed as part of this report under Part II, Item 8:

Audited Financial Statements and notes thereto

Pages F-1 to F-13

(a)

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number	Description	Incorporated by Reference to

(3) (a) (1)	Articles of Incorporation as amended	Registrant's Report on Form 10SB12G dated June 19, 1997.

(10) (1)	Sale agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited	Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998
(10) (2)	License agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz Ph.D. and Ivan Melnyk Ph.D.	Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998
(10) (3)	Asset purchase agreement between Wolf Industries Inc. and Andrew Engineering Inc.	Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999
(10) (4)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management Ltd.	Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999

(10) (5)	Letter of Intent with Galloway Financial Services	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

(10) (6)	Letter Agreement with Dancing Star Resources Inc.	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

(10) (7)	Assignment of Lease with Exor Oil Company, L.L.C.	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

		2004	2003
(1)	Audit fees billed for professional services	$3,286	$3,471
(2)	Audit-Related fees	Nil	Nil
(3)	Tax fees	Nil	Nil
(4)	All other fees	Nil	Nil
(5)

(i) The audit committee is responsible for pre-approving and recommending the external auditor to be nominated to perform the audit, as well as the auditor's compensation.

(ii) 100% of the services were approved by the audit committee.

(6)	Work performed by others	None	None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on the dates indicated.

Date: March 31, 2005
AMERICAN PETRO-HUNTER INC.
By /s/ Patrick A. McGowan
Patrick A. McGowan, Title: President, Chief Executive Officer, and Director
By /s/ Peter G. Rook-Green
Peter G. Rook-Green, Title: Secretary, Chief Financial Officer, and Director

FINANCIAL INFORMATION

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

Website:   www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AMERICAN PETRO-HUNTER INC.

We have audited the balance sheet of American Petro-Hunter Inc. ("the Company") as at December 31, 2004 and the related statements of stockholders' deficiency, operations, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the Company's balance sheet as at December 31, 2003 and statements of stockholders' deficiency, operations, and cash flows for the year then ended, which were audited by other auditors whose report dated April 29, 2004, which expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"MOORE STEPHENS ELLIS FOSTER LTD."

Vancouver, Canada

March 24, 2005

Chartered Accountants

MSEFA partnership of incorporated professionals

An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited

- members in principal cities throughout the world

AMERICAN PETRO-HUNTER INC.

Balance Sheets

(Expressed in U.S. Dollars)

As at December 31

	2004	2003
ASSETS

Current
Cash and cash equivalents	$495	$64
Accounts receivable	503	58
Total current assets	998	122

Investment in AEI Trucolor Inc. (Note 4)	1	1

Total assets	$999	$123

LIABILITIES

Current
Accounts payable and accrued liabilities	$201,731	$192,441
Accounts payable – related parties (Note 5)	19,815	28,868
Loan from related parties (Note 5)	13,684	7,846
Loan guarantee (Note 6)	84,858	-
Total current liabilities	320,088	229,155

STOCKHOLDERS' DEFICIENCY

Common stock
Authorized: 200,000,000 Common shares, par value $0.001 each
Issued and outstanding: 6,525,620 Common shares at Dec. 31, 2004 6,050,620 Common shares at Dec. 31, 2003	6,526	6,050
Additional paid-in capital	2,950,898	2,894,374
Deferred compensation (Note 7)	(3,226)	-
Accumulated deficit	(3,273,287)	(3,129,456)
Total stockholders' deficiency	(319,089)	(229,032)

Total liabilities and stockholders' deficiency	$999	$123

AMERICAN PETRO-HUNTER INC.

Statements of Operations

(Expressed in U.S. Dollars)

For the Years Ended December 31

	2004	2003

Expenses
Administration	$33,155	$32,214
Executive compensation	23,889	23,758
Rent	1,929	1,680
	58,973	57,652

Loss from loan guarantee (Note 6)	84,858	-

Net loss for the year	(143,831)	(57,652)

Basic and diluted loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average number of shares outstanding	6,442,579	5,971,625

AMERICAN PETRO-HUNTER INC.

Statements of Cash Flows

(Expressed In U.S. Dollars)

For the Years Ended December 31

	2004	2003

Cash flows from (used In) operating activities
Net loss for the year	$(143,831)	$(57,652)
Items not involving cash:
Shares issued for services rendered	53,774	25,800
Loss from loan guarantee	84,858	-

Changes in non-cash working capital items:
Accounts receivable	(445)	67
Accounts payable and accrued liabilities	237	31,841
Net cash from (used in) operating activities	(5,407)	56

Cash flows from financing activities
Loan from related parties	5,838	-

Increase in cash and cash equivalents	431	56

Cash and cash equivalents, beginning of year	64	8

Cash and cash equivalents, end of year	$495	$64

Supplemental Disclosure on Non-Cash Financing and Investing Activities:

During the year ended December 31, 2004, the Company issued 475,000 (2003 – 430,000) common shares in the amount of $57,000 (2003 - $25,800) as settlement for debts owed to creditors and for services rendered to the Company.

AMERICAN PETRO-HUNTER INC.

Statements of Stockholders' Deficiency

(Expressed in U.S. Dollars)

For the Years Ended December 31

	Number		Additional			Compre-	Total
	Of	Par	Paid-in	Deferred	Accumulated	hensive	Stockholders'
	Shares	Value	Capital	Compensation	Deficit	loss	Deficiency

2004
Balance, beginning of year	6,050,620	$6,051	$2,894,373	$—	$(3,129,456)	$—	$(229,032)
Shares issued for debt
settlement and services
rendered	475,000	475	56,525	(3,226)	—	—	53,774
Components of
comprehensive loss
- Net loss	—	—	—	—	(143,831)	(143,831)	(143,831)

Balance, end of year	6,525,620	$6,526	$2,950,898	$(3,226)	$(3,273,287)	$(143,831)	$(319,089)

2003
Balance, beginning of year	5,620,620	$5,621	$2,869,003	$—	$(3,071,804)	$—	$(197,180)
Shares issued for debt
settlement and services
rendered	430,000	430	25,370	—	—	—	25,800
Components of
comprehensive loss
- Net loss	—	—	—	—	(57,652)	(57,652)	(57,652)

Balance, end of year	6,050,620	$6,051	$2,894,373	$—	$(3,129,456)	$(57,652)	$(229,032)

1.

NATURE OF OPERATIONS and CONTINUANCE OF OPERATIONS

American Petro-Hunter Inc. was incorporated under corporate charter of the State of Nevada on January 24, 1996 as Wolf Exploration Inc. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation's business offices are located in Surrey, British Columbia, Canada.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated losses of $3,273,287 and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2004 and 2003, cash and cash equivalents consist of cash only.

(c)

Foreign Currency Translation

The Company's functional currency is the Canadian dollar and reporting currency is the United States Dollars. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions.  Gains or losses arising on conversion of foreign currency transactions are included in the results of operations.

(d)

Advertising Costs

Advertising costs are expensed as incurred.  The Company did not incur any advertising costs during the years ended December 31, 2004 and 2003.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)

Income Taxes

The Company adopted the Statement of Financial Accounting Standards ("SFAS") No.

109, "Accounting for Income Taxes.".  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(f)

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that reflect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

(g)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company did not grant any stock options during the fiscal years 2004 and 2003.

(h)

Impairment and Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Deficiency.  Comprehensive income (loss) comprises equity except those resulting from investments by owners and distributions to owners.

(j)

Accounting for Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards Board No. 133

(SFAS 133), Accounting for Derivative Instruments and Hedging Activities,  which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company's financial statements.

(k)

Loss Per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding during the year. Diluted loss per share is based on the weighted average number of shares outstanding during the year and dilutive common equivalent shares from options and warrants outstanding during the year. No common equivalent shares are included for loss periods as they would be anti-dilutive.

(l)

Investment in AEI Trucolor Inc.

The Company carries its interest in AEI Trucolor Inc., a British Columbia private corporation, at cost.  The Company does not exercise significant influence over the investee.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)

Fair Value of Financial Instruments

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loan from related parties, and loan guarantee.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values.

The Company operates outside of the Unite States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

 (n)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company's financial statements.

In December 2004, FASB issued Statement No. 153, "Exchange of Nonmonetary Assets". This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on the Company's financial statements, as the Company does not have any exchanges of nonmonetary assets.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)

New Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company's financial statements.

3.

STOCK OPTION

The Company did not grant any stock options in fiscal years 2004 and 2003.

Summary of stock option information for the years ended December 31, 2004 and 2003 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding and exercisable at December 31, 2002	1,066,000	$ 0.30
Expired	(58,000)	2.50
Cancelled	(200,000)	0.15
Options outstanding and exercisable at December 31, 2003	808,000	0.18
Cancelled	(5,000)	(3.00)
Options outstanding and exercisable at December 31, 2004	803,000	$ 0.16

3.

STOCK OPTION (Continued)

Stock options outstanding and exercisable at December 31, 2004 are as follows:

Range of Exercise Prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.01 - $0.50	800,000	800,000	1.83	$ 0.15
$2.50 - $3.00	3,000	3,000	0.25	$ 3.00

Each option entitles the holder to acquire one common stock of the Company.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

	2004	2003
Net loss:
As reported:	$ (143,831)	$ (57,652)
Pro-forma	$ (143,831)	$ (57,652)

Loss per share – basic and diluted:
As reported	$ (0.02)	$ (0.01)
Pro-forma	$ (0.02)	$ (0.01)

4.

AEI TRUCOLOR INC.

The Company holds a 40% interest in AEI Trucolor Inc, a private British Columbia Corporation and has written down its carrying value to a nominal amount to reflect its impaired value.

5.

RELATED PARTIES

(i)

During the year ended December 31, 2004, the Company paid management fees of $23,889 (2003 - $23,758) to a director.

(ii)

During the year ended December 31, 2004, the Company paid accounting fees, rental, and office expenses totaling $13,470 (2003 - $7,710) to a company owned by a director of the Company.

(iii)

Accounts payable – related parties are payable to a director and a company owned by a director.

(iv)

Loans from related parties are advances made to the Company by a director and a company owned by a director.  The loans are non-interest bearing and have no specific terms of repayments.

6.

LOSS FROM LOAN GUARANTEE

The Company received a demand for payment from Canadian Western Bank ("CWB") pursuant to a guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) of Cdn$102,000 (US$ 84,858).

The Company divested itself of Calgary Chemical in 1998 under an agreement with the former president of the Company.  The agreements covering the transaction included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.

The Company intends to defend itself against the claim from CWB.  The Company believes it has a valid indemnification from the purchaser of Calgary Chemical.

The amount of the guarantee provided by the Company was accrued in these financial statements at December 31, 2004.

7.

DEFERRED COMPENSATION

On March 5, 2004, the Company issued 90,000 shares of the Company's common stock, valued at $0.12 per share, being the fair value at the time of issuance, totaling $10,800 to the Company's attorney for legal services provided.  As of December 31, 2004, total legal expenses charged to these shares were $7,574. The balance of $3,226 is a retainer paid for future legal services.

8.

INCOME TAXES

Deferred tax assets of the Company are as follows:

	2004	2003

Loss carryforwards	$1,100,000	$1,040,000
Less: Valuation allowance	(1,100,000)	1,040,000
Deferred tax asset recognized	$-	$-

As at December 31, 2004, the Company has net operating loss carryforwards of approximately $3,200,000 (2003 - $3,060,000), which expires between 2016 to 2024.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9.

SUBSEQUENT EVENTS

The Company entered into a promissory note financing of $50,000 at an interest rate of 10% per annum. The holders of the promissory notes at their option are entitled at any time commencing one year after the closing date until maturity, to convert any or all of the principal amounts of the notes (including interest) into common stock of the Company at $0.05 per share.  In addition, the holders of the promissory notes will receive 1,000,000 share purchase warrants to purchase common stock of the Company until February 25, 2008 at $0.15 per share.

10.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current year's presentation.

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

Date: March 31, 2005	/s/ Patrick A. McGowan
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

Date: March 31, 2005	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB for the twelve-months ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan

Patrick A. McGowan

President

March 31, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB for the twelve-months ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

March 31, 2005

32