Form 10QSB
period 2005-03-31
AMERICAN PETRO-HUNTER INC
filed 2005-05-17
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X  No

As of May 10, 2005 the Registrant had 6,525,620 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC.
Balance Sheet
	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)

Assets
Current
Cash	$ 14,251	$495
Accounts receivable	301	503
	14,552	998

Intangible Assets (Net)	1	1

	$ 14,553	$999

Liabilities

Current
Accounts payable and accrued liabilities (Note 2)	$ 237,413	$235,230
Promissory note payable (Note 3)	25,103	—
Loan Guarantee	84,858	84,858
	347,374	320,088
Stockholders' Deficiency

Capital stock Authorized: 200,000,000 common shares par value $0.001 Issued: March 31, 2005 - 6,525,620 shares; December 31, 2004 - 6,525,620 shares	6,526	6,526
Additional paid-in capital	2,950,898	2,950,898
Deferred Compensation (Note 4)	(2,746)	(3,226)
Deficit	(3,287,499)	(3,273,287)
	(332,821)	(319,089)

	$ 14,553	$999

AMERICAN PETRO-HUNTER INC.

Statement of Loss

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Expenses
Administration	$7,614	$(802)
Executive compensation	6,112	5,471
Rent	486	431
	14,212	5,100

Net loss for the period	(14,212)	(5,100)

Deficit, beginning of period	(3,273,287)	(3,129,456)

Deficit, end of period	$(3,287,499)	$(3,134,556)

Basic and diluted loss per share	$(0.002)	$(0.001)

Basic and diluted weighted average number of shares outstanding	6,525,620	6,191,554

AMERICAN PETRO-HUNTER INC.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash Provided by (Used for) Operating Activities

Loss from continuing operations	$(14,212)	$(5,100)
Items not involving cash:
Shares issued for services rendered	480	40,554

Changes in non-cash working capital items:
Accounts receivable	202	(118)
Accounts payable and accrued liabilities	2,183	(35,391)
	(11,347)	(55)
Cash flows from financing activities:
Promissory note payable	25,103	--

Increase (Decrease) in Cash	13,756	(55)

Cash, beginning of period	495	64
Cash, end of period	$14,251	$9

Supplemental disclosure on non-cash financing and investing activities

During the three-month period ended March 31, 2005, the Company issued nil (March 31, 2004 - 475,000) common shares for non-cash consideration of services rendered to the Company in the amount of $nil (March 31, 2004 - $57,000).

AMERICAN PETRO-HUNTER INC.

Notes to the financial statements

For the three months ended March 31, 2005

1.  BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004.

As of March 31, 2005, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $14,212 and $5,100 for the three month periods ended March 31, 2005 and 2004 respectively. The Company had working capital deficiencies of $332,822 as of March 31, 2005 and $177,133 as of March 31, 2004. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2005:

(i)

The Company paid or accrued $6,112 (2004 - $5,471) for management fees to a director.

(ii)

A total of $4,964 (2004 - $1,731) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable includes $41,143 (2004 - $7,846) payable to a director and a company owned by a director for services, disbursements, and advances to the Company.

(iv)

The Company issued nil (2004 - 385,000) common shares at a value of nil (2004 - $46,200) to two directors of the Company for services rendered.

3.    PROMISSORY NOTES PAYABLE

The Company entered into a promissory note financing of $50,000 at an interest rate of 10% per annum. The holders of the promissory notes at their option are entitled at any time commencing one year after the closing date until maturity, to convert any or all of the principal amounts of the notes (including interest) into common stock of the Company at $0.05 per share.  In addition, the holders of the promissory notes will receive 1,000,000 share purchase warrants to purchase common stock of the Company until February 25, 2008 at $0.15 per share. To date the Company has received $25,000 of this financing.

4.

DEFERRED COMPENSATION

On March 5, 2004, the Company issued 465,000 shares of the Company's common stock, valued at $0.12 per share, being the fair value at the time of issuance, totalling $57,000 to the Company's directors and attorney for services provided.  As of March 31, 2005, total fees and expenses charged to these shares was $54,254 (March 31, 2004 - $40,554).The balance of $2,746 (March 31, 2004 - $16,446) represents retainers paid for future services.

5.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current quarter's presentation.

Item 2 - Management Discussion and Analysis

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At March 31, 2005, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable.  In addition, two directors advanced $14,647 to the Company, of which $3,796 was repaid during the quarter ended March 31, 2005, leaving a balance owing to directors of $9,888, which is included in accounts payable. There are no specific terms of repayment.

 (b) Capital Resources

The Company had a working capital deficiency of $332,822 at March 31, 2005. As noted above, the Company is receiving funding from shareholders and directors.

(c)  Results of Operations

For the three-month period ended March 31, 2005, the Company incurred a net loss of $14,212.

Administration expenses for the three-month period amounted to $14,212 compared to $5,100 in the same period of 2004. mainly due to timing differences in completion of year-end financial statements, as the 2004 statements and 10KSB were filed in late April, 2004, so that accounting, legal and other expenses related thereto were primarily recorded in the second quarter of 2004. The Company also recorded larger foreign exchange gains and adjustments in the 2004 first quarter, due to fluctuations in exchange rates for expenses denominated in Canadian dollars.

(d)  Stock Options

During the 2005 three-month period, 3,000 stock options to purchase shares of the Company were cancelled. The Company currently has 800,000 stock options outstanding priced at $0.15 with an expiry date of October 31, 2006.

Item 3 - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None

Item 5. - Other Information.  None

Item 6: Exhibits and Reports on Form 8-K:

31.1

Rule 13a-14a/15d-14a Certification of Chief Executive Officer

31.2

Rule 13a-14a/15d-14a Certification of Chief Financial Officer

31.3

Section 1350 Certification of Chief Executive Officer

31.4

Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: May 13, 2005

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  May 13, 2005

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  May 13, 2005

/s/ Peter Rook-Green

Peter Rook-Green,

Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the three-months ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick McGowan

Patrick McGowan

President and Director

May 13, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the three-months ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

May 13, 2005