Form 10QSB
period 2005-06-30
AMERICAN PETRO-HUNTER INC
filed 2005-08-25
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X  No

As of August 12, 2005 the Registrant had 6,525,620 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC. (A company at the exploratory stage)
Balance Sheet
	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

Assets
Current
Cash	$ 10,284	$495
Accounts receivable	157	503
	10,441	998

Intangible Assets (Net)	1	1

	$ 10,442	$999

Liabilities

Current
Accounts payable and accrued liabilities (Note 2)	$ 242,559	$235,230
Promissory note payable (Note 3)	25,726	—
Loan Guarantee	84,858	84,858
	353,143	320,088
Stockholders' Deficiency

Capital stock Authorized: 200,000,000 common shares par value $0.001 Issued: June 30, 2005 - 6,525,620 shares December 31, 2004 - 6,525,620 shares	6,526	6,526
Additional paid-in capital	2,950,898	2,950,898
Deferred Compensation (Note 4)	(2,746)	(3,226)
Deficit	(3,297,379)	(3,273,287)
	(342,701)	(319,089)

	$ 10,442	$999

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Loss and Deficit

For the Six and Three Months Ended June 30, 2005

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,	Inception January 4, 1996 to June 30,
	2005	2004	2005	2004	2005

Product Sales $	—	$—	$—	$—	$590,081
Cost of Goods Sold	—	—	—	—	(302,963)

Gross Margin	—	—	—	—	287,118

Expenses
Amortization	—	—	—	—	109,238
Administration	3,555	9,772	11,169	8,970	1,633,405
Executive compensation	5,860	5,778	11,972	11,249	427,900
Finders Fees	—	—	—	—	48,000
Interest on long-term debt	—	—	—	—	18,904
Rent	465	450	951	881	125,135
Research & development	—		—		566,875
	9,880	16,000	24,092	21,100	2,929,457

Loss from operations	(9,880)	(16,000)	(24,092)	(21,100)	(2,642,339)

Loss from loan guarantee	—	—	—	—	(84,858)
Advances to Travelport Media	—	—	—	—	(327,451)
Recovery of amortization of intangible	—	—	—	—	50,400
Write down investment in AEI Trucolor					(4,062)
Loss from discontinued operations	—	—	—	—	(14,350)
Loss on sale of subsidiary	—	—	—	—	(273,099)

Loss for the period	(9,880)	(16,000)	(24,092)	(21,100)	(3,295,759)

Income taxes	—	—	—	—	(1,620)

Net loss	(9,880)	(16,000)	(24,092)	(21,100)	(3,297,379)

Deficit, beginning of period	(3,287,499)	(3,134,556)	(3,273,287)	(3,129,456)	—

Deficit, end of period $	(3,297,379)	$(3,150,556)	$(3,297,379)	$(3,150,556)	$(3,297,379)

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Cash Flows

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30		Inception January 4, 1996 to June 30, 2005
	2005	2004	2005	2004
Cash Provided by (Used for)
Operating Activities
Loss for period $	(9,880)	$(16,000)	$(24,092)	$(21,100)	$(2,931,861)
Item not affecting cash
Amortization	—	—	—	—	53,837
Write-down investment in AEI Trucolor	—	—	—	—	4,062
Recovery of amortization of intangible	—	—	—	—	(50,400)
Compensation stock purchase warrants issued	—	—	—	—	80,000
Stock purchase warrants issued for finders fees	—	—	—	—	48,000
Shares issued for services rendered	—	10,090	480	(6,356)	80,054
Loss from loan guarantee	—	—	—	—	84,858

Changes in working capital
Accounts receivable	144	(499)	3,456	(617)	(157)
Accounts payable	5,146	6,648	7,329	28,257	1,940,623
Discontinued operations	—	—	—	—	(365,519)
	(4,590)	239	(15,937)	184	(1,056,503)
Financing Activities
Issuance of common shares for cash	—	—	—	—	1,130,955
Loans from related parties	—	—	—	—	5,838
Share issue costs	—	—	—	—	(95,732)
Promissory notes payable	623	—	25,726	—	25,726
	623	—	—	—	1,066,787

Increase (Decrease) in Cash	(3,967)	239	9,789	184	10,284
Cash (Bank Indebtedness) beginning of period	14,251	9	495	64	—
Bank Indebtedness end of period $	10,284	$248	$10,284	$248	$10,284

Supplemental Disclosure on non-cash financing and investing activities

During the six-month period ended June 30, 2005, the Company issued nil ((June 30, 2004 - 475,000) common shares for non-cash consideration of services rendered to the Company the amount of $nil (June 30, 2004 - $57,000)

AMERICAN PETRO-HUNTER INC.

(A Company at the exploratory stage)

Notes to the financial statements

For the six months ended June 30, 2005

1.  BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004.

As of June 30, 2005, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $24,092 and $21,100 for the six month periods ended June 30, 2005 and 2004 respectively. The Company had working capital deficiencies of $342,702 as of June 30, 2005 and $319,090 as of December 31, 2004. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2005:

(i)

The Company paid or accrued $11,972 (2004 - $11,249) for management fees to a director.

(ii)

A total of $7,102 (2004 - $6,672) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable includes $48,879 (2004 - $16,731) payable to a director and a company owned by a director for services, disbursements, and advances to the Company.

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

4.

DEFERRED COMPENSATION

On March 5, 2004, the Company issued 465,000 shares of the Company's common stock, valued at $0.12 per share, being the fair value at the time of issuance, totalling $57,000 to the Company's directors and attorney for services provided.  As of June 30, 2005, total fees and expenses charged to these shares was $54,254 (June 30, 2004 - $40,554).The balance of $2,746 (June 30, 2004 - $6,356) represents retainers paid for future services.

5.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current quarter's presentation.

Item 2 - Management Discussion and Analysis

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At June 30, 2005, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable.  In addition, two directors advanced $15,152 to the Company, of which $3,796 was repaid during the six-month period of 2005, leaving a balance owing to directors of $11,356 which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $342,702 at June 30, 2005. As noted above, the Company is receiving funding from shareholders and directors.

(c)  Results of Operations

For the six-month period ended June 30, 2005, the Company incurred a net loss of $24,092.

Administration expenses for the six-month period amounted to $24,092 compared to $21,100 in the same period of 2004. The higher loss in the 2005 period was principally due to a gain of $366 on foreign exchange in the 2005 six month period, compared to a gain of $2,800 in the 2004 period, due to fluctuations in exchange rates for expenses denominated in Canadian dollars.

The loss and administration expenses for the three months ended June 30, 2005 was $9,880 compared to $16,000 in the same three months of 2004. The 2004 year-end audited financial statements and 10KSB were completed and filed in late April, 2004, so that accounting, legal and other expenses related thereto were primarily recorded in the second quarter of 2004.

(d)  Stock Options

During the 2005 six-month period, 3,000 stock options to purchase shares of the Company were cancelled. The Company currently has 800,000 stock options outstanding priced at $0.15 with an expiry date of October 31, 2006.

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

AMERICAN PETRO-HUNTER INC.

Dated: August 24, 2005

/s/ "Patrick A. McGowan"

Patrick A. McGowan, President

/s/ "Peter G. Rook-Green"

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

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

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during American Petro-Hunter's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

5.

The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  August 24, 2005

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

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

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during American Petro-Hunter's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, American Petro-Hunter's internal control over financial reporting; and

5.

The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  August 24, 2005

/s/ Peter Rook-Green

Peter Rook-Green,

Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the six-months ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick McGowan

Patrick McGowan

President and Director

August 24, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the six-months ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

August 24, 2005