Form 10QSB
period 2005-09-30
AMERICAN PETRO-HUNTER INC
filed 2005-11-21
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X  No

As of November 18, 2005 the Registrant had 6,525,620 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC. (A company at the exploratory stage)
Balance Sheets Expressed in US dollars
See Note 1 - basis of presentation and going concern	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)

Assets
Current
Cash	$ 7,501	$495
Accounts receivable	299	503
	7,800	998

Intangible Assets (Net)	1	1

	$ 7,801	$999

Liabilities

Current
Accounts payable and accrued liabilities	$ 201,609	$201,731
Accounts payable - related parties (Note 2)	49,918	19,815
Loan from related parties (Note 2)	11,969	13,684
Promissory note payable (Note 3)	26,356	-
Loan Guarantee	84,858	84,858
	374,710	320,088
Stockholders’ Deficiency

Capital stock Authorized: 200,000,000 common shares par value $0.001 Issued: September 30, 2005 - 6,525,620 shares; December 31, 2004 - 6,525,620 shares	6,526	6,526
Additional paid-in capital	2,950,898	2,950,898
Deferred Compensation (Note 4)	--	(3,226)
Deficit	(3,324,333)	(3,273,287)
	(366,909)	(319,089)

	$ 7,801	$999

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Operations and Deficit

For the Nine and Three Months Ended September 30, 2005

(Unaudited- expressed in US dollars)

See Note 1 - basis of presentation and going concern

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception January 4, 1996 to September 30,
	2005	2004	2005	2004	2005

Expenses
Amortization	$-	$-	$-	$-	$3,436
Administration	18,450	10,129	29,619	19,099	1,495,777
Executive compensation	7,856	6,029	19,828	17,278	368,048
Finders Fees	-	-	-	-	48,000
Rent	648	502	1,599	1,383	60,308
Research & development	-	-	-	-	566,875
	26,954	16,660	51,046	37,760	2,542,444

Loss from operations	(26,954)	(16,660)	(51,046)	(37,760)	(2,542,444)

Loss from loan guarantee	-	-	-	-	(84,858)
Advances to Travelport Media	-	-	-	-	(327,451)
Write down investment in AEI Trucolor	-	-	-	-	(4,062)
Loss from discontinued operations	-	-	-	-	(92,419)
Loss on sale of subsidiary	-	-	-	-	(273,099)

Loss for the period	(26,954)	(16,660)	(51,046)	(37,760)	(3,324,333)

Deficit, beginning of period	(3,297,379)	(3,150,556)	(3,273,287)	(3,129,456)	-

Deficit, end of period	$(3,324,333)	$(3,167,216)	$(3,324,333)	$(3,167,216)	$(3,324,333)

Basic and diluted loss per share	$(0.004)	$(0.002)	$(0.008)	$(0.006)

Basic and diluted weighted average number of shares outstanding	6,525,620	6,525,620	6,525,620	6,414,690

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Cash Flows

(Unaudited- expressed in US dollars)

See Note 1 - basis of presentation and going concern

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception January 4, 1996 to Sept. 30,
	2005	2004	2005	2004	2005
Cash Provided by (Used for)
Operating Activities
Loss from continuing operations	$(26,954)	$(16,660)	$(51,046)	$(37,760)	$(2,958,815)
Item not affecting cash
Amortization	-	-	-	-	3,437
Write-down investment in AEI Trucolor	-	-	-	-	4,062
Compensation stock purchase warrants issued	-	-	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	-	-	48,000
Shares issued for services rendered	-	-	3,226	(6,356)	1,025,058
Shares issued to creditors	-	-	-	-	1,406,248
Loss from loan guarantee	-	-	-	-	84,858

Changes in working capital
Accounts receivable	(142)	374	204	(243)	(299)
Accounts payable	20,937	17,318	29,981	45,575	249,201
Prepaid expenses	2,746	-	-	-	-
Discontinued operations	-	-	-	-	(365,519)
	(3,413)	1,032	(17,635)	1,216	(423,769)
Financing Activities
Issuance of common shares for cash	-	-	-	-	486,349
Loans from related parties	-	-	(1,715)	-	14,297
Share issue costs	-	-	-	-	(95,732)
Promissory notes payable	630	-	26,356	-	26,356
	630	-	24,641	-	431,270

Increase (Decrease) in Cash	(2,783)	1,032	7,006	1,216	7,501
Cash, beginning of period	10,284	248	495	64	-
Cash, end of period	$7,501	$1,280	$7,501	$1,280	$7,501

Supplemental Disclosure on non-cash financing and investing activities

During the nine-month period ended September 30, 2005, the Company issued nil (September 30, 2004 - 475,000; Inception to date - 5,807,655) common shares in the amount of $nil (September 30, 2004 - $57,000; Inception to date - $2,431,306) as settlement for debts owed to creditors and for services rendered to the Company, and nil (2004 - nil; Inception to date 50,000) common shares issued at a deemed value of $nil (2004 - $nil, Inception to date $7,500) for acquisition of an interest in AEI Trucolor.

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A Company at the exploratory stage)

Notes to the financial statements

For the nine months ended September 30, 2005

(Unaudited- expressed in US dollars)

1.  BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004.

As of September 30, 2005, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $51,046 and $37,760 for the nine month periods ended September 30, 2005 and 2004 respectively. The Company had working capital deficiencies of $366,910 as of September 30, 2005 and $319,090 as of December 31, 2004. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2005:

(i)

The Company paid or accrued $19,828 (2004 - $17,278) for management fees to a director.

(ii)

A total of $15,627 (2004 - $10,582) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable includes $61,887 (2004 - $26,003) payable to a director and a company owned by a director for services, disbursements, and advances to the Company.

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

Subsequent to September 30, 2005, the financing was amended to $75,000, and the Company received the balance of $50,000.

4.

DEFERRED COMPENSATION

On March 5, 2004, the Company issued 475,000 shares of the Company’s common stock, valued at $0.12 per share, being the fair value at the time of issuance, totalling $57,000 to the Company’s directors and attorney for services provided.  As of September 30, 2005, total fees and expenses charged to these shares was $57,000 (September 30, 2004 - $50,644). The balance of $nil (September 30, 2004 - $6,356) represents retainers paid for future services.

5.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current quarter’s presentation.

Item 2 - Management Discussion and Analysis

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At September 30, 2005, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable.  In addition, two directors advanced $15,765 to the Company, of which $3,796 was repaid during the nine-month period of 2005, leaving a balance owing to directors of $11,969 which is included in accounts payable due to directors. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $366,910 at September 30, 2005. As noted above, the Company is receiving funding from shareholders and directors.

(c)  Results of Operations

For the nine-month period ended September 30, 2005, the Company incurred a net loss of $51,046.

Administration expenses for the nine-month period amounted to $29,619 compared to $19,099 in the same period of 2004. The higher expenses in the 2005 period were principally due to increases resulting from the higher value of the Canadian dollar at September 30, 2005. Most of the Company’s expenses are incurred in Canadian dollars, which have increased due to the higher rate of exchange for the Canadian dollar. In addition, Canadian dollar denominated accounts payable have increased in US dollars due to the higher exchange rate.

Administration expenses for the three months ended September 30, 2005 were $18,450 compared to $10,129 in the same three months of 2004. This increase was primarily due to the higher exchange rate on the Canadian dollar during the 2005 quarter compared to the same quarter of 2004.

(d)  Stock Options

During the 2005 nine-month period, 3,000 stock options to purchase shares of the Company were cancelled. The Company currently has 800,000 stock options outstanding priced at $0.15 with an expiry date of October 31, 2006.

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

Part II - Other Information

Item 1 - Legal Proceedings:     None

Item 2 - Changes in Securities: None.

Item 3 - Default Upon Senior Securities:     There are no defaults to report.

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:

Exhibits

31.1

    Rule 13a-14a/15d-14a Certification of Chief Executive Officer

31.2

    Rule 13a-14a/15d-14a Certification of Chief Financial Officer

32.1

    Section 1350 Certification of Chief Executive Officer

32.2

    Section 1350 Certification of Chief Financial Officer

Reports on Form 8-K

On August 9, 2005, the Company filed an 8-K announcing the sale of unregistered equity securities and the change of the Company's certifying accountants from Morgan & Company to Moore Stephens Ellis Foster, Ltd.  This 8-K was subsequently amended on Form 8-K/A filed on August 22, 2005.

On September 13, 2005, the Company filed an 8-K announcing the change of the Company's certifying accounts from Moore Stephens Ellis Foster, Ltd. to Ernst & Young.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: November 18, 2005

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  November 18, 2005

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  November 18, 2005

/s/ Peter Rook-Green

Peter Rook-Green,

Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the nine-months ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick McGowan

Patrick McGowan

President and Director

November 18, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the nine-months ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

November 18, 2005