Form 10KSB/A
period 2004-12-31
AMERICAN PETRO-HUNTER INC
filed 2005-12-22
CIK 1040482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB/A

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

9

ITEM 8A

CONTROLS AND PROCEDURES

12

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

13

ITEM 10.

EXECUTIVE COMPENSATION

14

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

15

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

16

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

17

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

18

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

On August 22, 2005, the Company filed an 8-K/A stating the following:

   (a) Previous independent accountants

     (i) Effective March 24, 2005, American Petro-Hunter Inc. ("Registrant"), confirmed with its auditors, Morgan & Company (“Morgan”) that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant was informed that Morgan was voluntarily resigning as the Registrant's accounting firm.

     (ii) Morgan last reported on Registrant's financial statements as of April 29, 2004. Registrant's financial statements for the past two years, as audited by Morgan, included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on March 24, 2005.

     (iv) During Registrant's two most recent fiscal years and the subsequent interim period through March 24, 2005, there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Morgan's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Morgan’s reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal year and the subsequent interim period through March 24, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through March 24, 2005, Morgan did not advise Registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through March 24, 2005, Morgan did not advise Registrant that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Morgan unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through March 24, 2005, Morgan did not advise Registrant that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through March 24, 2005, Morgan did not advise Registrant that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant requested that Morgan furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 24, 2005, was filed as Exhibit 16.1 to the Form 8-K.

     (b) New independent accountants

     The Registrant engaged Moore Stephens Ellis Foster, Chartered Accountants (“Moore”) as its new independent accountants on March 24, 2005. Prior to March 24, 2005 the Registrant had not consulted with Moore regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Moore concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

        On September 13, 2005, the Company filed a Form 8-K stating the following:

a)        Summary of Change in Accountants

American Petro-Hunter, Inc. (the "Company") engaged Ernst & Young LLP (Canada) ("Ernst & Young") to replace Moore Stephens Ellis Foster Ltd. ("Ellis Foster"), Chartered Accountants, as the Company's public certifying accountant effective on September 6, 2005 (the "Engagement Date").  Ellis Foster advised the Company that Ellis Foster and Ernst & Young entered a transaction under which certain assets of Ellis Foster were sold to Ernst & Young and the professional staff and partners of Ellis Foster joined Ernst & Young either as employees or partners of Ernst & Young and carried on their practice as members of Ernst & Young.  Ernst & Young will conduct SAS No. 100 reviews of the Company's quarterly financial statements and audit the Company's annual financial statements for the year ending December 31, 2005.

(b)        Resignation of Ellis Foster

Ellis Foster audited the Company's financial statements for the Company's most recent fiscal years ended December 31, 2004.  Morgan & Company audited the Company's financial statements for the fiscal year ended December 31, 2003.  The Company engaged Ernst & Young to act as its principal auditing firm following the resignation of Ellis Foster.  The Company's board or directors approved the change in certifying accountant.

The change in certifying accountant was not related to any matter concerning the Company, including the Company's selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

During the Company's most recent fiscal year ended December 31, 2004 and the subsequent interim period through the Engagement Date, there were no disagreements with Ellis Foster on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ellis Foster would have caused them to make reference to the subject matter of their disagreement in their report.

During the Company's most recent fiscal year ended December 31, 2004 and the subsequent interim period through the Engagement Date, there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

The report of Ellis Foster accompanying the audit for the Company's most recent fiscal year ended December 31, 2004 did not contain any adverse opinion or disclaimer or opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided Ellis Foster with a copy of the above disclosures, and Ellis Foster has furnished a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of such letter was attached as an Exhibit to the Form 8-K.

(c)        Appointment of Ernst & Young

On September 6, 2005, the Company's board or directors engaged Ernst & Young as the company's public certifying accountant. As to the Company's two most recent fiscal years or subsequent interim period, the Company did not consult Ernst & Young regarding the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Ernst & Young provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.  Further, during the Company's two most recent fiscal years or subsequent interim period, the Company did not consult Ernst & Young on any matter that was the subject of disagreement or a reportable event.

        On November 30, 2005, the Company filed a Form 8-K stating the following:

  (a) Previous independent accountants

     (i) Effective November 16, 2005, Registrant confirmed with its auditors, Ernst & Young ("Ernst”) that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed that Ernst that Registrant would be selecting a new auditor.

     (ii) Ernst has never reported on Registrant's financial statements. Registrant's financial statements for the past two years, as audited by Moore Stephens Ellis Foster Ltd.(which was later sold to Ernst) and Morgan & Company, included independent auditor's reports containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on November 16, 2005.

     (iv) During Registrant's two most recent fiscal years and the subsequent interim period through November 16, 2005, there were no disagreements with Ernst on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Ernst's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Ernst’s reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal year and the subsequent interim period through November 16, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through November 16, 2005, Ernst did not advise Registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through November 16, 2005, Ernst did not advise Registrant that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Ernst unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through November 16, 2005, Ernst did not advise Registrant that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through November 16, 2005, Ernst did not advise Registrant that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant had requested that Ernst furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 22, 2005, was filed as Exhibit 16.3 to the Form 8-K.

     (b) New independent accountants

     The Registrant engaged Morgan & Company ("Morgan”) as its new independent accountants on November 16, 2005. Prior to November 16, 2005 (except during the period during which Morgan was the Registrant's auditor), the Registrant had not consulted with Morgan regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Moore concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 8A

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

Date: December 21, 2005
AMERICAN PETRO-HUNTER INC.
By /s/ Patrick A. McGowan
Patrick A. McGowan, Title: President, Chief Executive Officer, and Director
By /s/ Peter G. Rook-Green
Peter G. Rook-Green, Title: Secretary, Chief Financial Officer, and Director

FINANCIAL INFORMATION

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2004 and 2003

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders’ Deficiency

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

American Petro-Hunter Inc.

We have audited the accompanying balance sheets of American Petro-Hunter Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from inception, January 24, 1996 to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the periods indicated in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3,273,287 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

December 1, 2005

Chartered Accountants

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Balance Sheets

(Expressed in U.S. Dollars)

As at December 31

	2004	2003
ASSETS

Current
Cash and cash equivalents	$495	$64
Accounts receivable	503	58
Total current assets	998	122

Investment in AEI Trucolor Inc. (Note 4)	1	1

Total assets	$999	$123

LIABILITIES

Current
Accounts payable and accrued liabilities	$201,731	$192,441
Accounts payable – related parties (Note 5)	19,815	28,868
Loan from related parties (Note 5)	13,684	7,846
Loan guarantee (Note 6)	84,858	-
Total current liabilities	320,088	229,155

STOCKHOLDERS’ DEFICIENCY

Common stock
Authorized: 200,000,000 Common shares, par value $0.001 each
Issued and outstanding: 6,525,620 Common shares at Dec. 31, 2004 6,050,620 Common shares at Dec. 31, 2003	6,526	6,050
Additional paid-in capital	2,950,898	2,894,374
Deferred compensation (Note 7)	(3,226)	-
Accumulated deficit	(3,273,287)	(3,129,456)
Total stockholders’ deficiency	(319,089)	(229,032)

Total liabilities and stockholders’ deficiency	$999	$123

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Statements of Operations

(Expressed in U.S. Dollars)

For the Years Ended December 31

	2004	2003	January 24, 1996 (Inception) to December 31, 2004

Expenses
Administration	$33,155	$32,214	$1,466,156
Executive compensation	23,889	23,758	348,220
Finders’ fees	-	-	48,000
Rent	1,929	1,680	58,710
Research and development	-	-	566,875
	58,973	57,652	2,487,961
Loss for the period, before under-noted items	58,973	(57,652)	(2,487,961)

Write-off loans and advances	-	-	(327,451)
Write down of investment	-	-	(7,499)
Loss from discontinued operations	-	-	(92,419)
Loss on sale of subsidiary	-	-	(273,099)
Loss from loan guarantee (Note 6)	(84,858)	-	(84,858)

Net loss for the period	$(143,831)	$(57,652)	$(3,273,287)

Basic and diluted loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average number of shares outstanding	6,442,579	5,971,625

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Statements of Cash Flows

(Expressed In U.S. Dollars)

For the Years Ended December 31

	2004	2003	January 24, 1996 (Inception) to December 31, 2004

Cash flows from (used in) operating activities
Net loss from continuing operations	$ (143,831)	$ (57,652)	$ (2,907,769)
Items not involving cash:
Shares issued for services rendered	53,774	25,800	989,332
Loss from loan guarantee	84,858	-	84,858
Write down investment in AEI Trucolor	-	-	7,499
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders’ fees	-	-	48,000
Changes in non-cash working capital items:
Accounts receivable	(445)	67	(503)
Accounts payable and accrued liabilities	237	26,937	1,719,245
Discontinued operations	-	-	(365,519)
Net cash from (used in) operating activities	(5,407)	(4,848)	(344,857)

Cash flows from financing activities
Issuance of common shares	-	-	427,400
Share issue costs	-	-	(95,732)
Loans from related parties	5,838	4,904	13,684
	5,838	4,904	345,352

Increase in cash and cash equivalents	431	56	495

Cash and cash equivalents, beginning of period	64	8	-

Cash and cash equivalents, end of period	$ 495	$ 64	$ 495

Supplemental Disclosure of Non-Cash Activities
Shares issued in settlement of debt	$ -	$ -	$1,497,698
Shares issued for services rendered	$57,000	$25,800	$992,558
Shares issued for investment	$ -	$ -	$7,500

AMERICAN PETRO-HUNTER INC.

Statements of Stockholders’ Deficiency

(Expressed in U.S. Dollars)

For the Years Ended December 31

	Number		Additional			Compre-	Total
	Of	Par	Paid-in	Deferred	Accumulated	hensive	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	loss	Deficiency

2004
Balance, beginning of year	6,050,620	$6,051	$2,894,373	$-	$(3,129,456)	$-	$(229,032)

Shares issued for services rendered	475,000	475	56,525	(3,226)	-	-	53,774
Components of comprehensive loss
- Net loss	-	-	-	-	(143,831)	(143,831)	(143,831)

Balance, end of year	6,525,620	$6,526	$2,950,898	$(3,226)	$(3,273,287)	$(143,831)	$(319,089)

2003
Balance, beginning of year	5,620,620	$5,621	$2,869,003	$-	$(3,071,804)	$-	$(197,180)

Shares issued for services rendered	430,000	430	25,370	-	-	-	25,800
Components of comprehensive loss
- Net loss	-	-	-	-	(57,652)	(57,652)	(57,652)

Balance, end of year	6,050,620	$6,051	$2,894,373	$-	$(3,129,456)	$(57,652)	$(229,032)

AMERICAN PETRO-HUNTER INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2004 and 2003

1.

NATURE OF OPERATIONS and CONTINUANCE OF OPERATIONS

American Petro-Hunter Inc. was incorporated under corporate charter of the State of Nevada on January 24, 1996 as Wolf Exploration Inc. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation’s business offices are located in Surrey, British Columbia, Canada.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated losses of $3,273,287 and requires additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

(c)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the United States Dollars. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the related transactions. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions.  Gains or losses arising on conversion of foreign currency transactions are included in the results of operations.

(d)

Income Taxes

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”.  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

AMERICAN PETRO-HUNTER INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2004 and 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that reflect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

(f)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company did not grant any stock options during the fiscal years 2004 and 2003.

(g)

Impairment and Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(h)

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

AMERICAN PETRO-HUNTER INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2004 and 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)

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

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company’s financial statements.

(j)

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

(k)

Investment in AEI Trucolor Inc.

The Company carries its interest in AEI Trucolor Inc., a British Columbia private corporation, at cost less a provision for impairment of value.  The Company does not exercise significant influence over the investee.

(l)

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loan from related parties, and loan guarantee.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values.

The Company operates outside of the Unite States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

AMERICAN PETRO-HUNTER INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2004 and 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on the Company’s financial statements, as the Company does not have any exchanges of nonmonetary assets.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company’s financial statements.

3.

AEI TRUCOLOR INC.

The Company holds a 40% interest in AEI Trucolor Inc, a private British Columbia Corporation and has written down its carrying value to a nominal amount to reflect its impaired value.

4.

RELATED PARTIES

a)

During the year ended December 31, 2004, the Company paid management fees of $23,889 (2003 - $23,758) to a director.

b)

During the year ended December 31, 2004, the Company paid accounting fees, rental, and office expenses totaling $13,470 (2003 - $7,710) to a company owned by a director of the Company.

c)

Accounts payable – related parties are payable to a director and a company owned by a director.

d)

Loans from related parties are advances made to the Company by a director and a company owned by a director.  The loans are non-interest bearing and have no specific terms of repayments.

AMERICAN PETRO-HUNTER INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2004 and 2003

5.

LOSS FROM LOAN GUARANTEE

The Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) of Cdn$102,000 (US$ 84,858).

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

6.

STOCK OPTIONS

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

AMERICAN PETRO-HUNTER INC.

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2004 and 2003

7.

DEFERRED COMPENSATION

On March 5, 2004, the Company issued 90,000 shares of the Company’s common stock, valued at $0.12 per share, being the fair value at the time of issuance, totaling $10,800 to the Company’s attorney for legal services provided.  As of December 31, 2004, total legal expenses charged to these shares were $7,574. The balance of $3,226 is a retainer paid for future legal services.

8.

INCOME TAXES

Deferred tax assets of the Company are as follows:

	2004	2003

Loss carry-forwards	$1,100,000	$1,040,000
Less: Valuation allowance	(1,100,000)	1,040,000
Deferred tax asset recognized	$-	$-

As at December 31, 2004, the Company has net operating loss carry-forwards of approximately $3,200,000 (2003 - $3,060,000), which expires between 2016 to 2024.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2004 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:

	2004	2003
Computed “expected” tax benefit	$143,800	$57,700
Change in Valuation Allowance	(143,800)	(57,700)
Income tax provision	$-	$-

9.

SUBSEQUENT EVENTS

Subsequent to December 31, 2004 the Company sold 1,500,000 Units (comprised of one share of common stock and one share purchase warrant) at $0.05 for total proceeds of $75,000.  Each warrant is exercisable at $0.10 per share, expiring three years after issuance.

10.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current year’s presentation.

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Patrick A. McGowan, President, CEO and Director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of American Petro-Hunter, Inc.;
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: December 31, 2005	/s/ Patrick A. McGowan
Patrick A. McGowan, President and Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Peter Rook-Green, Secretary, CFO and Director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of American Petro-Hunter, Inc.;
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: December 21, 2005	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB/A for the twelve-months ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan

Patrick A. McGowan

President

December 21, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB/A for the twelve-months ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

December 21, 2005

32