Form 10QSB/A
period 2005-03-31
AMERICAN PETRO-HUNTER INC
filed 2006-01-30
CIK 1040482

AMENDED

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

(A Company in the Exploratory Stage)

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

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC. (A Company in the Exploratory Stage)
Balance Sheets Unaudited – expressed in US dollars
See Note 1 – basis of presentation and going concern	March 31, 2005	December 31, 2004

Assets
Current
Cash and cash equivalents $	14,251	$495
Accounts receivable	301	503
	14,552	998

Investment in AEI Trucolor Inc.	1	1

	$14,553	$999

Liabilities

Current
Accounts payable and accrued liabilities $	196,374	$201,731
Accounts payable – related parties (Note 2)	31,254	19,815
Loan from related parties (Note 2)	9,888	13,684
Loan Guarantee	84,858	84,858
	322,374	320,088
Stockholders’ Deficiency

Capital stock Authorized: 200,000,000 common shares par value $0.001 Issued and outstanding: March 31, 2005 – 6,525,620 shares December 31, 2004 – 6,525,620 shares	6,526	6,526
Additional paid-in capital	2,950,898	2,950,898
Share subscriptions received (Note 3)	25,000	—
Deferred Compensation (Note 4)	(2,746)	(3,226)
Accumulated Deficit	(3,287,499)	(3,273,287)
	(307,821)	(319,089)

Total liabilities and stockholders’ deficiency $	14,553	$999

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Interim Statement of Operations and Deficit

 (Unaudited- expressed in US dollars)

	Three Months Ended March 31,		January 24, 1996 (Inception) to March 31,
	2005	2004	2005

Expenses
Administration	$7,614	$(802)	$1,473,770
Executive compensation	6,112	5,471	354,332
Finder’s fees	—	—	48,000
Rent	486	431	59,196
Research and Development	—	—	566,875
	14,212	5,100	2,502,173

Loss for the period before under noted items	(14,212)	(5,100)	(2,502,173)

Write-off loans and advances	—	—	(327,451)
Write-down of investment	—	—	(7,499)
Loss from discontinued operations	—	—	(92,419)
Loss on sale of subsidiary	—	—	(273,099)
Loss from loan guarantee	—	—	(84,858)

Net loss for the period	(14,212)	(5,100)	(3,287,499)

Deficit, beginning of period	(3,273,287)	(3,129,456)	—

Deficit, end of period	$(3,287,499)	$(3,134,556)	$(3,287,499)

Basic and diluted loss per share	$(0.002)	$(0.001)

Basic and diluted weighted average number of shares outstanding	6,525,620	6,191,554

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Interim Statement of Cash Flows

(Unaudited- expressed in US dollars)

	Three Months Ended March 31,		January 24, 1996 (Inception) to March 31,
	2005	2004	2005

Cash flows from (Used in) Operating Activities

Net loss from continuing operations	$(14,212)	$(5,100)	$(2,921,981)
Items not involving cash:
Shares issued for services rendered	480	40,554	989,812
Loss from loan guarantee	—	—	84,858
Write-down investment in AEI Trucolor	—	—	7,499
Compensation stock purchase warrants issued	—	—	80,000
Stock purchase warrants issued for finder’s fees	—	—	48,000

Changes in non-cash working capital items:
Accounts receivable	202	(118)	(301)
Accounts payable and accrued liabilities	6,082	(35,391)	1,725,327
Discontinued operations	—	—	(365,519)
Net cash used in operating activities	(7,448)	(55)	(352,305)

Cash flows from financing activities:
Issuance of common shares	—	—	427,400
Share issue costs	—	—	(95,732)
Loans from related parties	(3,796)	—	9,888
Share subscription received	25,000	—	25,000
	21,204	—	366,556

Increase (Decrease) in cash and cash equivalents	13,756	(55)	14,251

Cash and cash equivalents, beginning of period	495	64	—

Cash and cash equivalents, end of period	$14,251	$9	$14,251

Supplemental disclosure of non-cash activities
Shares issued in settlement of debt	$—	$—	$1,497,698
Shares issued for services rendered	$—	$57,000	$992,558
Shares issued for investment	$—	$—	$7,500

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

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

As of March 31, 2005, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $14,212 and $5,100 for the three month periods ended March 31, 2005 and 2004 respectively. The Company had working capital deficiencies of $307,822 as of March 31, 2005 and $177,133 as of March 31, 2004. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2005:

(i)

The Company paid or accrued $6,112 (2004 - $5,471) for management fees to a director.

(ii)

A total of $4,964 (2004 - $1,731) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable – related parties of $31,254 (2004 - $nil) is payable to a director and a company owned by a director for services, and disbursements incurred by or on behalf of the Company.

(iv)

Loan from related parties represents advances made to the Company of $9,888 (2004 - $7,846) by directors.

(v)

The Company issued nil (2004 - 385,000) common shares at a value of nil (2004 - $46,200) to two directors of the Company for services rendered.

3.

SHARE CAPITAL

The Company received $25,000 during the quarter which was originally entered into as a promissory note financing. This was subsequently amended to become part of a private placement for a total of 1,500,000 Units (comprised of one share of common stock and one share purchase warrant) at $0.05 for total proceeds of $75,000. Each warrant is exercisable at $0.10 per share, expiring three years after issuance.

The balance of $50,000 was received in November, 2005, and the 1,500,000 shares of common stock were issued in December, 2005. The Company also issued 239,380 Units to a director in repayment of advances he had made to the Company, and these shares were also issued in December 2005.

4.

DEFERRED COMPENSATION

On March 5, 2004, the Company issued 465,000 shares of the Company’s common stock, valued at $0.12 per share, being the fair value at the time of issuance, totalling $57,000 to the Company’s directors and attorney for services provided.  As of March 31, 2005, total fees and expenses charged to these shares was $54,254 (March 31, 2004 - $40,554).The balance of $2,746 (March 31, 2004 - $16,446) represents retainers paid for future services.

5.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current quarter’s presentation.

Item 2 – Management Discussion and Analysis

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At March 31, 2005, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable.  In addition, two directors advanced $14,647 to the Company, of which $3,796 was repaid during the quarter ended March 31, 2005, leaving a balance owing to directors of $9,888. There are no specific terms of repayment.

 (b) Capital Resources

The Company had a working capital deficiency of $307,822 at March 31, 2005. As noted above, the Company is receiving funding from shareholders and directors.

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

Item 2 – Changes in Securities: None.

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

AMERICAN PETRO-HUNTER INC.

Dated: January 20, 2006

“Patrick A. McGowan”

Patrick A. McGowan, President

“Peter G. Rook-Green”

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  January 20, 2006

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  January 20, 2006

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

January 20, 2006

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

January 20, 2006