Form 10QSB/A
period 2005-06-30
AMERICAN PETRO-HUNTER INC
filed 2006-01-30
CIK 1040482

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

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC. (A Company in the Exploratory Stage)
Balance Sheets Unaudited – expressed in US dollars
See Note 1 – basis of presentation and going concern	June 30, 2005	December 31, 2004

Assets
Current
Cash $	10,284	$495
Accounts receivable	157	503
	10,441	998

Investment in AEI Trucolor Inc.	1	1

Total Assets $	10,442	$999

Liabilities

Current
Accounts payable and accrued liabilities $	193,086	$201,731
Accounts payable – related parties (Note 2)	38,843	19,815
Loans from related parties (Note 2)	11,356	13,684
Loan Guarantee	84,858	84,858
	328,143	320,088
Stockholders’ Deficiency

Capital stock Authorized: 200,000,000 common shares par value $0.001 Issued and outstanding: June 30, 2005 – 6,525,620 shares December 31, 2004 – 6,525,620 shares	6,526	6,526
Additional paid-in capital	2,950,898	2,950,898
Share subscriptions received (Note 3)	25,000	—
Deferred Compensation (Note 4)	(2,746)	(3,226)
Deficit	(3,297,379)	(3,273,287)
	(317,701)	(319,089)

Total liabilities and stockholders’ deficiency $	10,442	$999

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Interim Statement of Operations and Deficit

For the Six and Three Months Ended June 30, 2005

(Unaudited- expressed in US dollars)

See Note 1 – basis of presentation and going concern

	3 Months Ended June 30,		6 Months Ended June 30,	January 24, 1996 (Inception) to June 30,
	2005	2004	2005	2004	2005

Expenses
Administration $	3,555	$9,772	$11,169	$8,970	$1,477,325
Executive compensation	5,860	5,778	11,972	11,249	360,192
Finders Fees	—	—	—	—	48,000
Rent	465	450	951	881	59,661
Research & development	—	—	—	—	566,875
	9,880	16,000	24,092	21,100	2,512,053

Loss for the period before under noted items	(9,880)	(16,000)	(24,092)	(21,100)	(2,512,053)

Write-off loans and advances	—	—	—	—	(327,451)
Write down of investment	—	—	—	—	(7,499)
Loss from discontinued operations	—	—	—	—	(92,419)
Loss on sale of subsidiary	—	—	—	—	(273,099)
Loss from loan guarantee	—	—	—	—	(84,858)

Net loss for the period	(9,880)	(16,000)	(24,092)	(21,100)	(3,297,379)

Deficit, beginning of period	(3,287,499)	(3,134,556)	(3,273,287)	(3,129,456)	—

Deficit, end of period $	(3,297,379)	$(3,150,556)	$(3,297,379)	$(3,150,556)	$(3,297,379)

Basic and diluted loss per share	(0.002)	$(0.002)	$(0.004)	$(0.003)

Basic and diluted weighted average number of shares outstanding	6,525,620	6,525,620	6,525,620	6,358,606

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Interim Statement of Cash Flows

(Unaudited- expressed in US dollars)

See Note 1 – basis of presentation and going concern

	3 Months Ended June 30,		6 Months Ended June 30,		January 24, 1996 (Inception) to June 30, 2005
	2005	2004	2005	2004
Cash flows from (Used in) Operating Activities

Net loss from continuing operations	$(9,880)	$(16,000)	$(24,092)	$(21,100)	$(2,931,861)
Item not affecting cash:
Shares issued for services rendered	—	10,090	480	50,644	989,812
Loss from loan guarantee	—	—	—	—	84,858
Write-down of investment in AEI Trucolor	—	—	—	—	7,499
Compensation stock purchase warrants issued	—	—	—	—	80,000
Stock purchase warrants issued for finders fees	—	—	—	—	48,000

Changes in non-cash working capital items:
Accounts receivable	144	(499)	346	(617)	(157)
Accounts payable	4,301	689	10,383	(34,702)	1,729,628
Discontinued operations	—	—	—	—	(365,519)
Net cash used in operating activities	(5,435)	(5,720)	(12,883)	(5,775)	(357,740)

Cash flows from Financing Activities
Issuance of common shares for cash	—	—	—	—	427,400
Share issue costs	—	—	—	—	(95,732)
Loans from related parties	1,468	5,959	(2,328)	5,959	11,356
Share subscriptions received	—	—	25,000	—	25,000
	1,468	5,959	22,672	5,959	368,024

Increase (Decrease) in Cash	(3,967)	239	9,789	184	10,284
Cash beginning of period	14,251	9	495	64	—
Cash at end of period $	$10,284	$248	$10,284	$248	$10,284

Supplemental Disclosure of non-cash activities
Shares issued in settlement of debt	$—	$—	$—	$—	$1,497,698
Shares issued for services rendered	$—	$—	$—	$57,000	$992,558
Shares issued for investment	$—	$—	$—	$—	$7,500

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

As of June 30, 2005, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $24,092 and $21,100 for the six month periods ended June 30, 2005 and 2004 respectively. The Company had working capital deficiencies of $317,702 as of June 30, 2005 and $319,090 as of December 31, 2004. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2005:

(i)

The Company paid or accrued $11,972 (2004 - $11,249) for management fees to a director.

(ii)

A total of $7,102 (2004 - $6,672) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable – related parties of $38,843 (2004 - $7,139) is payable to a director and a company owned by a director for services, and disbursements incurred by or on behalf of the Company.

(iv)

Loan from related parties represents advances made to the Company of $11,356 (2004 - $13,805) by directors.

(v)

The Company issued nil (2004 - 385,000) common shares at a value of $nil (2004 - $46,200) to two directors of the Company for services rendered.

3.

SHARE CAPITAL

The Company received $25,000 during the prior quarter which was originally entered into as a promissory note financing. This was subsequently amended to become part of a private placement for a total of 1,500,000 Units (comprised of one share of common stock and one share purchase warrant) at $0.05 for total proceeds of $75,000. Each warrant is exercisable at $0.10 per share, expiring three years after issuance.

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

(b) Capital Resources

The Company had a working capital deficiency of $317,702 at June 30, 2005. As noted above, the Company is receiving funding from shareholders and directors.

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

Dated: January 23, 2006

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  January 23, 2006

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  January 23, 2006

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

January 23, 2006

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

January 23, 2006