Form 10KSB/A
period 2004-12-31
AMERICAN PETRO-HUNTER INC
filed 2006-02-06
CIK 1040482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB/A2

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

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

Date: February 6, 2006
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

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

American Petro-Hunter Inc.

(A Company in the Exploratory Stage)

We have audited the accompanying balance sheets of American Petro-Hunter Inc. (a company in the exploratory stage) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from inception, January 24, 1996 to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from inception, January 24, 1996 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

(A Company in the Exploratory Stage)

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

(A Company in the Exploratory Stage)

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

(A Company in the Exploratory Stage)

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

(A Company in the Exploratory Stage)

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

(A Company in the Exploratory Stage)

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

(A Company in the Exploratory Stage)

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

(A Company in the Exploratory Stage)

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

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Patrick A. McGowan, President, CEO and Director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A2 of American Petro-Hunter, Inc.;
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: February 6, 2006	/s/ Patrick A. McGowan
Patrick A. McGowan, President and Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Peter Rook-Green, Secretary, CFO and Director of American Petro-Hunter, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A2 of American Petro-Hunter, Inc.;
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: February 6, 2006	/s/ Peter Rook-Green
Peter Rook-Green, Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB/A2 for the twelve-months ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Patrick A. McGowan

Patrick A. McGowan

President

February 6, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of American Petro-Hunter, Inc. on Form 10-KSB/A2 for the twelve-months ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

February 6, 2006