Form 10QSB/A
period 2005-09-30
AMERICAN PETRO-HUNTER INC
filed 2006-02-06
CIK 1040482

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

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC. (A Company in the Exploratory Stage)
Balance Sheets (Unaudited - expressed in US dollars)
See Note 1 – basis of presentation and going concern	September 30, 2005	December 31, 2004

Assets
Current
Cash	$ 7,501	$495
Accounts receivable	299	503
	7,800	998

Investment in AEI Trucolor Inc.	1	1

Total Assets	$ 7,801	$999

Liabilities

Current
Accounts payable and accrued liabilities	$ 202,965	$201,731
Accounts payable – related parties (Note 2)	49,918	19,815
Loan from related parties (Note 2)	11,969	13,684
Loan Guarantee	84,858	84,858
	349,710	320,088
Stockholders’ Deficiency

Capital stock Authorized: 200,000,000 common shares par value $0.001 Issued: September 30, 2005 – 6,525,620 shares December 31, 2004 – 6,525,620 shares	6,526	6,526
Additional paid-in capital	2,950,898	2,950,898
Shares subscriptions received (Note 3)	25,000
Deferred Compensation (Note 4)	—	(3,226)
Deficit	(3,324,333)	(3,273,287)
	(341,909)	(319,089)

Total liabilities and stockholders’ deficiency	$ 7,801	$999

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Interim Statement of Operations and Deficit

For the Nine and Three Months Ended September 30, 2005

(Unaudited- expressed in US dollars)

See Note 1 – basis of presentation and going concern

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Jan 24, 1996 to Sept. 30,
	2005	2004	2005	2004	2005

Expenses
Administration	$18,450	$10,129	$29,619	$19,099	$1,495,775
Executive compensation	7,856	6,029	19,828	17,278	368,048
Finders Fees	—	—	—	—	48,000
Rent	648	502	1,599	1,383	60,309
Research & development	—	—	—	—	566,875
	26,954	16,660	51,046	37,760	2,539,007

Loss for the period before under noted items	(26,954)	(16,660)	(51,046)	(37,760)	(2,539,007)

Writeoff loans and advances	—	—	—	—	(327,451)
Write down of investment	—	—	—	—	(7,499)
Loss from discontinued operations	—	—	—	—	(92,419)
Loss on sale of subsidiary	—	—	—	—	(273,099)
Loss from loan guarantee	—	—	—	—	(84,858)

Net loss for the period	(26,954)	(16,660)	(51,046)	(37,760)	(3,324,333)

Deficit, beginning of period	(3,297,379)	(3,150,556)	(3,273,287)	(3,129,456)	—

Deficit, end of period	$(3,324,333)	$(3,167,216)	$(3,324,333)	$(3,167,216)	$(3,324,333)

Basic and diluted loss per share	$(0.004)	$(0.002)	$(0.008)	$(0.006)

Basic and diluted weighted average number of shares outstanding	6,525,620	6,525,620	6,525,620	6,414,690

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Interim Statement of Cash Flows

For the Nine and Three Months Ended September 30, 2005

(Unaudited- expressed in US dollars)

See Note 1 – basis of presentation and going concern

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Jan. 24, 1996 to Sept. 30,
	2005	2004	2005	2004	2005
Cash flows from (Used in) Operating Activities

Net loss from continuing operations	$(26,954)	$(16,660)	$(51,046)	$(37,760)	$(2,958,815)
Item not affecting cash:
Shares issued for services rendered	2,746	—	3,226	(6,356)	992,558
Loss from loan guarantee	—	—	—	—	84,858
Write-down of investment in AEI Trucolor	—	—	—	—	7,499
Compensation stock purchase warrants issued	—	—	—	—	80,000
Stock purchase warrants issued for finders fees	—	—	—	—	48,000

Changes in non-cash working capital items
Accounts receivable	(142)	374	204	(243)	(299)
Accounts payable	20,954	17,318	31,337	45,575	1,750,582
Discontinued operations	—	—	—	—	(365,519)
Net cash used in operating activities	(3,396)	1,032	(16,279)	1,216	(361,136)

Cash flows from financing activities
Issuance of common shares for cash	—	—	—	—	427,400
Share issue costs	—	—	—	—	(95,732)

Loans from related parties	613	—	(1,715)	—	11,969
Share subscriptions received	—	—	25,000	—	25,000
	613	—	23,285	—	368,637

Increase (Decrease) in Cash	(2,783)	1,032	7,006	1,216	7,501
Cash, beginning of period	10,284	248	495	64	—
Cash, end of period	$7,501	$1,280	$7,501	$1,280	$7,501

Supplemental Disclosure on non-cash activities
Shares issued in settlement of debt	$—	$—	$—	$—	$1,497,698
Shares issued for services rendered	$—	$—	$—	$57,000	$992,558
Shares issued for investment	$—	$—	$—	$—	$7,500

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

As of September 30, 2005, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $51,046 and $37,760 for the nine month periods ended September 30, 2005 and 2004 respectively. The Company had working capital deficiencies of $341,910 as of September 30, 2005 and $319,090 as of December 31, 2004. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2005:

(i)

The Company paid or accrued $19,828 (2004 - $17,278) for management fees to a director.

(ii)

A total of $12,808 (2004 - $10,582) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable – related parties of $49,918 (2004 - $11,356) is payable to a director and a company owned by a director for services and disbursements advances to the Company.

(iv)

Loan from related parties represents advances made to the Company of $11,969 (2004 - $14,647) by directors.

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

Item 2 – Management Discussion and Analysis

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At September 30, 2005, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable.  In addition, two directors advanced $15,765 to the Company, of which $3,796 was repaid during the nine-month period of 2005, leaving a balance owing to directors of $11,969 which is shown as loan from related parties. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $341,910 at September 30, 2005. As noted above, the Company is receiving funding from shareholders and directors.

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

On September 13, 2005, the Company filed an 8-K announcing the change of the Company's certifying accountants from Moore Stephens Ellis Foster, Ltd. to Ernst & Young.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: January 25, 2006

/s/ Patrick A. McGowan

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  January 25, 2006

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  January 25, 2006

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

January 25, 2006

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

January 25, 2006