Form 10KSB
period 2005-12-31
AMERICAN PETRO-HUNTER INC
filed 2006-04-13
CIK 1040482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

YES  ( X )

NO (   )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ( X )

Issuer's operational revenues for its most recent fiscal year ending December 31, 2003, were $nil. Issuer's Common Shares outstanding at March 23, 2006 were 8,265,000. The aggregate market value based on the voting stock held by non-affiliates as of March 23, 2006 was $1,394,293 (based on 7,967,389 shares and on an average of bid and asked prices of $0.175).

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits

TABLE OF CONTENTS

PART 1

3

ITEM 1.

 DESCRIPTION OF BUSINESS

3

ITEM 1.

 DESCRIPTION OF BUSINESS (CONTINUED)

4

ITEM 1.

 DESCRIPTION OF BUSINESS (CONTINUED)

5

ITEM 2.

 DESCRIPTION OF PROPERTY

6

ITEM 3

 LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

7

ITEM 5.

 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER    MATTERS

7

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS.  8

ITEM 7.

 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9

ITEM 8.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  9

ITEM 8A

CONTROLS AND PROCEDURES

12

ITEM 8B

OTHER INFORMATION

12

PART III

12

ITEM 9.

 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

12

ITEM 10.

EXECUTIVE COMPENSATION

14

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

15

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

16

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

16

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER    MATTERS

(a)

MARKET INFORMATION

Since December 15, 1997, the Company's stock is quoted for sale on the OTC Electronic Bulletin Board.  As of December 31, 2005 there were twelve stock brokerage firms making a market in the Company's common stock.  The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:	High ask per share:	Low bid per share:
March 31, 2003	$0.10	$0.03
June 30, 2003	$0.07	$0.03
September 30, 2003	$0.11	$0.02
December 31, 2003	$0.20	$0.09
March 31, 2004	$0.131	$0.12
June 30, 2004	$0.15	$0.10
September 30, 2004	$0.16	$0.135
December 31, 2004	$0.16	$0.13
March 31, 2005	$0.24	$0.13
June 30, 2005	$0.24	$0.08
September 30, 2005	$0.15	$0.13
December 31, 2005	$0.15	$0.13

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

In December of 2005, the Company issued 1,500,000 units at $0.05 per share for proceeds of $75,000.00 with each unit consisting of one share of common stock and one warrant to purchase common stock at $0.10 per share for at three-year period. In addition, the Company issued 239,380 units to a director consisting of one share of common stock and one warrant to purchase common stock at $0.10 per share for a three-year period, for a value of $11,969.00, representing repayment of advances he had previously made to the Company.

(b)

HOLDERS

There were 63 holders of 8,265,000 shares of the Company's common stock as of December 31, 2005. This includes 19 holders of 2,862,490 shares of common stock whose certificates are restricted. The remainder of the shares are free trading.

(c)

DIVIDENDS

The Company has paid no dividends to date on its common stock.  The Company reserves the right to declare a dividend when operations merit.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred.  Asset and liability accounts are converted at year-end closing rates, which were U.S.$0.8598 for one Canadian dollar at December 31, 2005 and $0.8319 at December 31, 2004.

Plan of Operations

The Company has had no revenues during the 2005 and 2004 fiscal years. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having no sources of income, substantial doubt is raised about the ability of the Company to continue as a going concern.

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

During the 2005 fiscal year, the Company investigated potential acquisitions, but did not proceed with them, as they were deemed unsuitable for acquisition by the Company.

(a)

Results of Operations

The Company has had no revenues since June 30, 1998.

Administrative expenses for the fiscal year ended December 31, 2005 were $42,329, compared to $23,382 in 2004. Executive compensation was $26,268 and rent was $2,114 compared to $23,889 and $1,929 respectively in 2004. Administration expenses in 2005 include an additional $16,466 of additional audit fees. During 2005, the Company received requests from the Securities and Exchange Commission for additional information and changes to its filings. The primary change was to add a column of expenses incurred since inception to date ("cumulative since inception") to the statements of operations and cash flows, for the December 31, 2004 year-end 10KSB, and the March, June, and September, 2005 10QSB's,  in addition to certain other changes.  In order for our auditors to express the required opinion on the cumulative since inception numbers it was necessary for them to audit this information from the inception of the Company. It was also a requirement that our auditors review the amended 10QSB's for the first three quarters of the year. In addition, the higher amounts in 2005 are also due to the increased value of the Canadian dollar in US funds. The Company's administration costs were otherwise essentially comparable to 2004 as the Company was relatively inactive, other than investigating potential acquisitions. Also, in 2004 the amount of the loan guarantee to Canadian Western Bank of $84,858 was accrued in the financial statements for the year.

(b)

Capital Resources

The Company had a working capital deficiency of $295,280 at December 31, 2005. During 2005, the Company closed a private placement of 1,500,000 units at $0.05, consisting of one common share and one warrant to purchase shares of common stock at $0.10 for a three-year period, for proceeds of $75,000, and settled advances from a director of $11,969 by the issuance of 239,380 units at $0.05, consisting of one common share and one warrant to purchase shares of common stock at $0.10 for a three year period. The Company expects to meet its future obligations by issuance of shares for private placements, exercise of options and warrants, and if and when required, by funds loaned by a shareholder, and advances from directors. The Company has also issued capital stock for certain services rendered to the Company in accordance with S-8 registration filings.

As at December 31, 2005, the balance of funds loaned by the shareholder amounted to US$33,004 and advances from directors amounted to $nil.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

(c)    Liquidity

The Company is illiquid at the present time and has been dependent upon issuances of shares as well as shareholders and directors to provide funds to maintain its activities, as indicated previously. Once a suitable acquisition is identified, the Company expects to be able to raise further funds through the issuance of shares.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 22, 2005, the Company filed an 8-K/A stating the following:

   (a) Previous independent accountants

(i)Effective March 24, 2005, American Petro-Hunter Inc. ("Registrant"), confirmed with its auditors, Morgan & Company ("Morgan") that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant was informed that Morgan was voluntarily resigning as the Registrant's accounting firm.

(ii)Morgan last reported on Registrant's financial statements as of April 29, 2004. Registrant's financial statements for the past two years, as audited by Morgan, included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on March 24, 2005.

     (iv) During Registrant's two most recent fiscal years and the subsequent interim period through March 24, 2005, there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Morgan's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Morgan's reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

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

     (b) New independent accountants

     The Registrant engaged Moore Stephens Ellis Foster, Chartered Accountants ("Moore") as its new independent accountants on March 24, 2005. Prior to March 24, 2005 the Registrant had not consulted with Moore regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Moore concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

On November 30, 2005, the Company filed a Form 8-K stating the following:

  (a) Previous independent accountants

     (i) Effective November 16, 2005, Registrant confirmed with its auditors, Ernst & Young ("Ernst") that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed that Ernst that Registrant would be selecting a new auditor.

   (ii) Ernst has never reported on Registrant's financial statements. Registrant's financial statements for the past two years, as audited by Moore Stephens Ellis Foster Ltd. (which was later sold to Ernst) and Morgan & Company, included independent auditor's reports containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on November 16, 2005.

     (b) New independent accountants

     The Registrant engaged Morgan & Company ("Morgan") as its new independent accountants on November 16, 2005. Prior to November 16, 2005 (except during the period during which Morgan was the Registrant's auditor), the Registrant had not consulted with Morgan regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Moore concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation: (references to the TSX-V refer to the TSX Venture Exchange, formerly the Canadian Venture Exchange which resulted from amalgamation of the Vancouver and Alberta Stock Exchanges)

Name	Age	Position with the Company

Patrick A. McGowan	66	President, CEO and Director
Peter G. Rook-Green	65	Secretary, CFO and Director
Barry L. Whelan	65	Director

PATRICK A. McGOWAN – (Age 66).  President, C.E.O., Director of the Company, Coquitlam, British Columbia.

President of the Company since April 16, 1998. November, 2001 to date, Executive Vice-President of MIV Therapeutics Inc., Vancouver, B.C., a company whose business is medical devices, that trades on the NASD OTC BB. September 1996 to April, 1999, President of Consolidated Ewing Industries Inc. (now Lyra Resources Ltd.), Vancouver, B.C., a company formerly engaged in oil and gas exploration, which is publicly traded on the TSX-V, November 1997 to the present, President of American Hunter Exploration, Vancouver, B.C., a privately held Nevada corporation engaged in oil and gas exploration.  February 1998 to the present, President and Director of U.S Diamond Corp., Vancouver, B.C., the parent company of American Hunter Exploration, a public company involved in natural resources, which formerly traded on the TSX-V.  August 1997 to December 1997, President and Director of Globenet Resources Inc., Vancouver, B.C., a public traded company traded on the TSX-V, engaged in natural resource exploration and development. October 1992 - September 1996, President and Director of The Indisposibles, Burnaby, B.C., a manufacturer and distributor of infant wear, incontinent and feminine hygiene products throughout North America and Europe. January 1988 to September 1992, Executive Vice-President of Pacific Paper Products, Burnaby, B.C., a manufacturer and distributor of paperboard products in British Columbia and Alberta. Graduated from University of Western Ontario with Masters of Business Administration in 1965, graduated University of Oregon with Bachelor of Science, Finance and Economics in 1963.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

PETER G. ROOK-GREEN (Age 65).  Secretary, C.F.O., and Director of the Company, Surrey, British Columbia.

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

   BARRY L. WHELAN (Age 65).  Director of the Company, Vancouver, British Columbia.

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

ITEM 10.    EXECUTIVE COMPENSATION

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Patrick McGowan, President, Director, CEO	2003	Nil	Nil	Nil	Nil	Nil	Nil	$23,758
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$23,889
	2005	Nil	Nil	Nil	Nil	Nil	Nil	$26,268

Peter Rook-Green, Director, Secretary, CFO	2003	Nil	Nil	Nil	Nil	Nil	Nil	$7,710
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$13,470
	2005	Nil	Nil	Nil	Nil	Nil	Nil	$18,318

Barry Whelan, Director	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(a)

SUMMARY COMPENSATION TABLE (OMITTED FOR SIMPLICITY)

Mr. McGowan received or was due a total of $26,268 of compensation for the fiscal year ended December 31, 2005 (2004 - $23,889) in accordance with a management agreement approved by the directors in April, 1998 at a rate of $7,000 per month, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 retroactive to October 1, 2001.

A private company owned by Mr. Rook-Green received or was due a total of $18,318 for rent, office services, accounting and administrative services for the fiscal year ended December 31, 2005 (2004 - $13,470).

(b)

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has a Directors and Officers Stock Option Plan, a Key Personnel Compensation Plan, a 2000 Stock Option Plan, and a 2001 Stock Option Plan as described below.  No options were granted during 2005.

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

In September, 2001, the Company by resolution of the directors established the 2001 Stock Option Plan ("2001 Plan"), whereby 1,500,000 of the company's stock was reserved for issuance. During 2001, under the terms of the 2001 Plan, 1,000,000 options to purchase shares were granted at $0.15 for five-year periods. Also in September, 2001, the Company by resolution of the directors issued 50,000 options under an S8 filing.

No options were granted in the year ended December 31, 2005.

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

Mr. Patrick McGowan was appointed President and Chief Executive Officer of the Company in April 1998, at an annual fee of $84,000, which was subsequently amended to Canadian $5,000 per month effective August, 1999, and in 2002, to Canadian $2,500 per month retroactive to October, 2001.  In 2005, Mr. McGowan received or was owed a total of $26,268 for services rendered under this agreement.

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

(a)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. None

(b)

SECURITY OWNERSHIP OF MANAGEMENT.

Name and Address	Number Of Shares		Percentage of Class
Patrick A. McGowan 211 – 1148 Westwood Street Coquitlam, B.C. V3B 4S4	550,438	(1)	6.07%
Peter G. Rook-Green #12-16325 82nd Avenue Surrey, B.C. V3S 8K3	222,173	(2)	2.45%
Barry L. Whelan 1250 – 800 West Pender Street Vancouver, B.C. V6C 2V6	325,000	(3)	3.59%

(1)

Includes 325,000 options to purchase shares at a price of $0.15 per share.

(2)

Includes 150,000 options to purchase shares at a price of $0.15 per share.

(3)

Consists of 325,000 options to purchase shares at a price of $0.15 per share.

(c)

CHANGES IN CONTROL: None.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. McGowan billed the Company a total of $26,268 during 2005 (2004 - $23,889) for services rendered under the management agreement (Item 10(f)). Mr. Rook-Green is an owner of R-G Management, which during 2005 billed the Company $18,318 (2004 - $13,470) for accounting, administration, rent and office services.

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

The following documents are filed as part of this report under Part II, Item 8:

Audited Financial Statements and notes thereto

Pages F-1 to F-13

(a)

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number	Description	Incorporated by Reference to

(3) (a) (1)	Articles of Incorporation as amended	Registrant's Report on Form 10SB12G dated June 19, 1997.

(10) (1)	Sale agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited	Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998

(10) (2)	License agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz Ph.D. and Ivan Melnyk Ph.D.	Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998
(10) (3)	Asset purchase agreement between Wolf Industries Inc. and Andrew Engineering Inc.	Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999
(10) (4)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management Ltd.	Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999

(10) (5)	Letter of Intent with Galloway Financial Services	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

(10) (6)	Letter Agreement with Dancing Star Resources Inc.	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

(10) (7)	Assignment of Lease with Exor Oil Company, L.L.C.	Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

		2005	2004
(1)	Audit fees billed for professional services	$25,317	$3,286
(2)	Audit-Related fees	Nil	Nil
(3)	Tax fees	Nil	Nil
(4)	All other fees	Nil	Nil
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

Date: April 11, 2006
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

Date: April 11, 2006	/s/ Patrick A. McGowan
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

Date: April 11, 2006	/s/ Peter Rook-Green
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

April 11, 2006

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

/s/ Peter Rook-Green

Peter Rook-Green

Secretary, CFO and Director

April 11, 2006

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2005 and 2004

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders' Deficiency

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

American Petro-Hunter Inc.

(A Company in the Exploratory Stage)

We have audited the accompanying balance sheets of American Petro-Hunter Inc. (a company in the exploratory stage) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from inception, January 24, 1996 to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from inception, January 24, 1996 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3,316,305 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

"Morgan & Company"

March 10, 2006

Chartered Accountants

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Balance Sheets

(Expressed in U.S. Dollars)

As at December 31

	2005	2004
ASSETS

Current
Cash and cash equivalents	$49,551	$495
Accounts receivable	374	503
Total current assets	49,925	998

Investment in AEI Trucolor Inc. (Note 3)	1	1

Total assets	$49,926	$999

LIABILITIES

Current
Accounts payable and accrued liabilities	$214,938	$201,731
Accounts payable to related parties (Note 4)	55,891	19,815
Loan from related parties (Note 4)	-	13,684
Loan guarantee (Note 5)	84,858	84,858
Total current liabilities	355,687	320,088

STOCKHOLDERS' DEFICIENCY

Common stock
Authorized: 200,000,000 Common shares, par value $0.001 each
Issued and outstanding: 8,265,000 Common shares at Dec. 31, 2005 6,525,620 Common shares at Dec. 31, 2004	8,265	6,526
Additional paid-in capital	3,036,128	2,950,898
Deferred compensation (Note 7)	-	(3,226)
Accumulated other comprehensive loss (Note 9)	(33,849)	(27,693)
Accumulated deficit (Note 9)	(3,316,305)	(3,245,594)
Total stockholders' deficiency	(305,761)	(319,089)

Total liabilities and stockholders' deficiency	$49,926	$999

Approved by the Board of Directors:

"Patrick A. McGowan"	"Peter G. Rook-Green"
Patrick A. McGowan	Peter G. Rook-Green

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Statements of Operations

(Expressed in U.S. Dollars)

For the Years Ended December 31

	2005	2004	January 24, 1996 (Inception) to December 31, 2005

Expenses
Administration	$42,329	$23,382	$1,480,791
Executive compensation	26,268	23,889	374,488
Finders' fees	-	-	48,000
Rent	2,114	1,929	60,824
Research and development	-	-	566,875
	70,711	49,200	2,530,978
Loss for the period, before under-noted items	(70,711)	(49,200)	(2,530,978)

Write-off loans and advances	-	-	(327,451)
Write down of investment	-	-	(7,499)
Loss from discontinued operations	-	-	(365,519)
Loss from loan guarantee (Note 6)	-	(84,858)	(84,858)

Net loss for the period (Note 9)	$(70,711)	$(134,058)	$(3,316,305)
Other comprehensive loss, net of tax
Foreign currency translation adjustment (Note 9)	(6,156)	(9,773)	(33,849)

Comprehensive loss	(76,867)	(143,831)	(3,350,154)

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares outstanding	6,582,649	6,442,579

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Statements of Cash Flows

(Expressed In U.S. Dollars)

For the Years Ended December 31

	2005	2004	January 24, 1996 (Inception) to December 31, 2005

Cash flows from (used in) operating activities
Net loss from continuing operations	$ (70,711)	$ (134,058)	$ (2,950,787)
Items not involving cash:
Shares issued for services rendered	3,226	53,774	992,558
Loss from loan guarantee	-	84,858	84,858
Write down investment in AEI Trucolor	-	-	7,499
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders' fees	-	-	48,000
Changes in non-cash working capital items:
Accounts receivable	128	(445)	(375)
Accounts payable and accrued liabilities	61,253	237	1,780,498
Discontinued operations	-	-	(365,519)
Net cash from (used in) operating activities	(6,104)	4,366	(323,268)

Cash flows from financing activities
Issuance of common shares	75,000	-	502,400
Share issue costs	-	-	(95,732)
Loans from related parties	(13,684)	5,838	-
	61,316	5,838	406,668

Effect of exchange rate changes on cash (Note 9)	(6,156)	(9,773)	(33,849)

Increase in cash and cash equivalents	49,056	431	49,551

Cash and cash equivalents, beginning of period	495	64	-

Cash and cash equivalents, end of period	$ 49,551	$ 495	$ 49,551

Supplemental Disclosure of Non-Cash Activities
Shares issued in settlement of debt	$11,969	$ -	$1,509,667
Shares issued for services rendered	$ -	$57,000	$992,558
Shares issued for investment	$ -	$ -	$7,500

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Statements of Stockholders' Deficiency

(Expressed in U.S. Dollars)

For the Years Ended December 31

						Accumulated
						Other
	Number		Additional			Comprehensive	Total
	Of	Par	Paid-in	Deferred	Accumulated	Income (Loss)	Stockholders'
	Shares	Value	Capital	Compensation	Deficit	(Note 9)	Deficiency

Balance, December 31, 2003	6,050,639	$6,051	$2,894,373	$-	$(3,111,536)	$(17,920)	$(229,032)

Shares issued for services rendered	475,000	475	56,525	(3,226)	-	-	53,774
Components of comprehensive loss
Net loss	-	-	-	-	(134,058)	-	(134,058)
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)

Balance, December 31, 2004	6,525,639	$6,526	$2,950,898	$(3,226)	$(3,245,594)	$(27,693)	$(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Components of comprehensive loss
Net Loss	-	-	-	-	(70,711)	-	(70,711)
Other comprehensive loss	-	-	-	-	-	(6,156))	(6,156)

Balance, December 31, 2005	8,265,019	$8,265	$3,036,128	$-	$(3,316,305)	$(33,849)	$(305,761)

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

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

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated losses of $3,316,305 and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company is investigating the acquisition of natural resource projects with the intent of developing such projects.  During the 2005 fiscal year, the Company investigated a number of potential acquisitions but did not proceed with an acquisition as all were deemed unsuitable for acquisition by the Company.

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)        Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)        Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2005 and 2004, cash and cash equivalents consist of cash only.

(c)         Foreign Currency Translation

The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar. Assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions.  Certain translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

(d)        Income Taxes

The Company adopted the SFAS No. 109, "Accounting for Income Taxes.".  Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company did not grant any stock options during the fiscal years 2005 and 2004.

(g)        Impairment and Disposal of Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

(h)        Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements.

(i)        Accounting for Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company's financial statements.

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)        Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

 (k)        Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accounts payable to related parties, loan from related parties, and loan guarantee.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

 (l)        Asset Retirement Obligations

The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

2.            SIGNIFICANT ACCOUNTING POLICIES (Continued)

            (m)        New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3".  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for accounting changes and correction of error made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material effect of the Company's results of operations or financial position.

In March 2005, SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R.  The Company will consider SAB 107 during implementation of SFAS No. 123R

In December 2004, FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro-forma disclosures of fair value were required. SFAS 123R shall be effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 123R will not have a material impact on the Company's financial statements.

In December 2004, FASB issued SFAS No. 153, "Exchange of Non-monetary Assets". This statement addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on the Company's financial statements, as the Company does not have any exchanges of non-monetary assets.

In November 2004 FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company's financial statements.

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

3.        INVESTMENT IN AEI TRUCOLOR INC.

The Company holds a 40% interest in AEI Trucolor Inc, a private British Columbia Corporation and has written down its carrying value to a nominal amount to reflect its impaired value.

4.        RELATED PARTIES

a)    During the year ended December 31, 2005, the Company paid management fees of $26,268 (2004 - $23,889) to a director.

b)    During the year ended December 31, 2005, the Company paid accounting fees, rental, and office expenses totaling $18,318 (2004 - $13,470) to a company owned by a director of the Company.

c)    Accounts payable – related parties are payable to a director and a company owned by a director.

d)    Loans from related parties were advances made to the Company by a director and a company owned by a director.  The loans are non-interest bearing and have no specific terms of repayments.

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

The amount of the guarantee provided by the Company was accrued in the financial statements at December 31, 2004.

6.            STOCK OPTIONS

The Company did not grant any stock options in fiscal years 2005 and 2004.

Summary of stock option information for the years ended December 31, 2005 and 2004 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding and exercisable at December 31, 2003	808,000	$ 0.18
Cancelled	(5,000)	$(3.00)
Options outstanding and exercisable at December 31, 2004	803,000	$ 0.16
Cancelled	(3,000)	$(3.00)
Options outstanding and exercisable at December 31, 2005	800,000	$ 0.15

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

6.

STOCK OPTIONS (Continued)

Stock options outstanding and exercisable at December 31, 2005 are as follows:

Range of Exercise Prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.01 - $0.50	800,000	800,000	0.83	$ 0.15

Each option entitles the holder to acquire one common stock of the Company.

Had the Company elected to recognize stock-based compensation based on the estimated fair market value of options granted results would have been as follows:

	2005	2004
Net loss:
As reported:	$ (66,385)	$ (143,831)
Pro-forma	$ (66,385)	$ (143,831)
Loss per share – basic and diluted:
As reported	$ (0.01)	$ (0.02)
Pro-forma	$ (0.01)	$ (0.02)

7.        DEFERRED COMPENSATION

On March 5, 2004, the Company issued 90,000 shares of the Company's common stock, valued at $0.12 per share, being the fair value at the time of issuance, totaling $10,800 to the Company's attorney for legal services provided or to be provided.  As of December 31, 2004, total legal charges relating to these shares were $7,574.  Charges relating to the balance of $3,226 were incurred during 2005.

8.        INCOME TAXES

Deferred tax assets of the Company are as follows:

	2005	2004
Loss carry-forwards	$1,011,000	$989,000
Less: Valuation allowance	(1,011,000)	(989,000)
Deferred tax asset recognized	$-	$-

As at December 31, 2005, the Company has net operating loss carry-forwards of approximately $2,975,000 (2004 - $2,908,000), which expire between 2017 to 2025.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2004 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:

	2005	2004
Computed "expected" tax benefit	$22,000	$143,800
Change in Valuation Allowance	(22,000)	(143,800)
Income tax provision	$-	$-

AMERICAN PETRO-HUNTER INC.

(A Company in the Exploratory Stage)

Notes to Financial Statements

(Expressed in U.S. Dollars)

For the Years Ended December 31, 2005 and 2004

9.        RESTATEMENT

The accompanying financial statements have been restated to correct the presentation of other comprehensive income which was included in net loss of prior periods.  The effect of the restatement was to reduce Net Income for 2004 by $9,773 (no effect on per share amounts) and to increase Other Comprehensive Loss by the same amount.  Deficit and Accumulated Other Comprehensive Loss at the beginning of 2004 have been adjusted by for the cumulative effects of the restatements of prior years.