Form 10QSB
period 2006-03-31
AMERICAN PETRO-HUNTER INC
filed 2006-05-19
CIK 1040482

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X  No

As of May 15, 2006 the Registrant had 8,265,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information

Item 1   Financial Statements.

AMERICAN PETRO-HUNTER INC. (A company at the exploratory stage)
Balance Sheets Expressed in US dollars
See Note 1 – basis of presentation and going concern	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)

Assets
Current
Cash	$ 45,610	$ 49,551
Accounts receivable	1,499	374
Prepaid expenses	215	-
	47,324	49,925

Intangible Assets (Net)	1	1

	$ 47,325	$ 49,926

Liabilities

Current
Accounts payable and accrued liabilities	$ 222,537	$ 214,938
Accounts payable – related parties (Note 2)	65,874	55,891
Loan Guarantee	84,858	84,858
	373,269	355,687

Stockholder’s Equity
Capital Stock
Authorized: 200,000,000 common shares par value $0.001
Issued: March 31, 2006 - 8,265,000 shares
December 31, 2005 - 8,265,000 shares	8,265	8,265
Additional paid-in capital	3,036,128	3,036,128
Deferred Compensation (Note 4)	-	-
Accumulated other comprehensive loss	(32,918)	(33,849)
Deficit	(3,337,419)	(3,316,305)
	(325,944)	(305,761)

	$ 47,325	$ 49,926

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Operations and Deficit

For the Three Months Ended March 31, 2006

(Unaudited- expressed in US dollars)

See Note 1 – basis of presentation and going concern

	Three Months Ended March 31,		Inception Jan. 24, 1996 to March 31,
	2006	2005	2006

Expenses
Administration	$ 14,179	$ 8,516	$ 1,494,970
Executive compensation	6,421	6,201	380,909
Finders Fees	—	—	48,000
Rent	514	495	61,338
Research & development	—	—	566,875
	21,114	15,212	2,552,092

Loss for the period, before undernoted items	(21,114)	(15,212)	(2,552,092)

Write-off loans and advances	—	—	(327,451)
Write-down of investment	—	—	(7,499)
Loss from discontinued operations	—	—	(365,519)
Loss from loan guarantee	—	—	(84,858)

Net loss for the period	(21,114)	(15,212)	(3,337,419)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	931	1,000	(32,918)

Comprehensive loss	(20,183)	(14,212)	(3,370,337)

Basic and diluted loss per share	$(0.002)	$ (0.002)

Basic and diluted weighted average number of shares outstanding	8,265,000	6,525,620

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Cash Flows

(Unaudited- expressed in US dollars)

See Note 1 – basis of presentation and going concern

	Three Months Ended March 31,		Inception Jan. 24, 1996 to March 31,
	2006	2005	2006
Cash flows from (used in) operating activities
Net loss from continuing operations	$(21,114)	$(15,212)	$(2,971,901)
Items not affecting cash:
Shares Issued for services rendered	—	480	992,558
Loss from loan guarantee	—	—	84,858
Write down investment in AEI Trucolor	—	—	7,499
Compensation stock purchase warrants issued	—	—	80,000
Stock purchase warrants issued for finders fees	—	—	48,000

Changes in non-cash working capital items:
Accounts receivable	(1,125)	202	(1,499)
Accounts payable and accrued liabilities	17,582	6,082	1,798,079
Prepaid expenses	(215)	—	(225)
Discontinued operations	—	—	(365,519)
	(4,872)	(8,448)	(328,140)
Financing Activities
Issuance of common shares	—	—	502,400
Share issue costs	—	—	(95,732)
Share subscriptions received	—	25,000	—
Loans from related parties	—	(3,796)	—
	—	21,204	406,668
Effect of exchange rate changes on cash	931	1,000	(32,918)

Increase (Decrease) in cash and cash equivalents	(3,941)	13,756	45,610
Cash and cash equivalents, beginning of period	49,551	495	—
Cash and cash equivalents, end of period	$45,610	$14,251	$45,610

Supplemental Disclosure of Non-Cash Activities
Shares issued in settlement of debt	$—	$—	$1,509,667
Shares issued for services rendered	$—	$—	$992,558
Shares issued for investment	$—	$—	$7,500

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A Company at the exploratory stage)

Notes to the financial statements

For the three months ended March 31, 2006

(Unaudited- expressed in US dollars)

1.  BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005.

As of March 31, 2006, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $21,114 and $15,212 for the three month periods ended March 31, 2006 and 2005 respectively. The Company had working capital deficiencies of $325,945 as of March 31, 2006 and $305,762 as of December 31, 2005. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2006:

(i)

The Company paid or accrued $6,421 (2005 - $6,201) for management fees to a director.

(ii)

A total of $6,837 (2005 - $4,964) was paid or accrued to a company owned by a director of the Company for accounting fees, office services and rent.

(iii)

Accounts payable – related parties includes $65,874 (2005 - $31,254) payable to a director and a company owned by a director for services, disbursements, and advances to the Company.

3.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current quarter’s presentation.

4.

RESTATEMENT

The accompanying financial statements have been restated to correct the presentation of other comprehensive income which was included in net loss of prior periods.  The effect of the restatement was to increase the net loss for the quarter ended March 31, 2005 by $1,000 (no effect on per share amounts) and to increase Other Comprehensive Income by the same amount.  Deficit and Accumulated Other Comprehensive Loss at the beginning of 2005 have been adjusted for the cumulative effects of the restatements of prior years.

Item 2 – Management Discussion and Analysis

(a)  Liquidity

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At March 31, 2006, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable. There are no specific terms of repayment.

(b) Capital Resources

The Company had a working capital deficiency of $325,945 at March 31, 2006. As noted above, the Company has been funding from shareholders and directors, and has also received funds from a private placement of shares.

(c)  Results of Operations

For the three-month period ended March 31, 2006, the Company incurred a net loss of $21,114.

Administration expenses for the three-month period amounted to $14,179 compared to $8,516 the same period of 2005. The higher expenses in the 2006 period were due to higher than estimated costs for audit and accounting work to complete the 2005 year end, and completion of amended quarterlies resulting from requests for amendments from the Securities and Exchange Commission, as well as due to increases resulting from the higher value of the Canadian dollar at March 31, 2006. Most of the Company’s expenses are incurred in Canadian dollars, which have increased due to the higher rate of exchange for the Canadian dollar. In addition, Canadian dollar denominated accounts payable have increased in US dollars due to the higher exchange rate.

(d)  Stock Options and Warrants

The Company currently has 800,000 stock options outstanding priced at $0.15 with an expiry date of October 31, 2006, and has 1,739,380 warrants outstanding at a price of $0.10, expiry November 22, 2008..

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

Item 5. - Other Information.  None

Item 6: Exhibits and Reports on Form 8-K:  None.

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

Dated: May 15, 2006

/s/Patrick A. McGowan

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  May 15, 2006

/s/ Patrick A. McGowan”

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting

Date:  May 15, 2006

/s/Peter G. Rook-Green

Peter Rook-Green,

Secretary, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the three-months ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick McGowan, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Patrick A. McGowan

Patrick McGowan

President and Director

May 15, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Petro-Hunter, Inc. on Form 10-QSB for the three-months ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rook-Green, Secretary, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Peter G. Rook-Green

Peter Rook-Green

Secretary, CFO and Director

May 15, 2006