Form 10QSB
period 2006-06-30
AMERICAN PETRO-HUNTER INC
filed 2006-08-14
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-22723

AMERICAN PETRO-HUNTER INC.

(Exact name of registrant as specified in its charter)

NEVADA (State of incorporation)	98-0171619 (IRS Employer ID No.)
Pacific Centre, Suite 3000, P.O. Box 10024, 700 West Georgia Street Vancouver, British Columbia, Canada V7Y 1A1 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (604) 689-8336

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2006 the Registrant had 8,265,019 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMERICAN PETRO HUNTER, INC.

FORM 10-QSB

JUNE 30, 2006

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements	3

Interim Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	4

Interim Statements of Operations (Unaudited for the six-month period ended June 30, 2006 and 2005 and for the period from January 24, 1996 (inception) to June 30, 2006	5

Interim Statements of Cash Flows (Unaudited for the six-month period ended June 30, 2006 and 2005 and for the period from January 24, 1996 (inception) to June 30, 2006	6

Notes to Interim Financial Statements	7

Item 2.
Management's Discussion and Analysis or Financial Conditions and Results of Operation	10

Item 3.

Controls and Procedures	18

Signatures

Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Expressed in US Dollars)

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited - Expressed in US Dollars)

Assets	June 30, 2006	December 31, 2005
Current
Cash and cash equivalents	$ 42,501	$ 49,551
Accounts receivable	1,249	374
Prepaid expenses	120	-
	43,870	49,925

Intangible assets (net)	1	1

	$ 43,871	$ 49,926

Liabilities

Current
Accounts payable and accrued liabilities	$ 252,619	$ 214,938
Accounts payable – related parties (Note 2)	50,928	55,891
Loan Guarantee	84,858	84,858

	388,405	355,687

Stockholders’ Equity (Deficiency)

Capital stock
Authorized: 200,000,000 common shares, par value $0.001
Issued: June 30, 2006 – 8,265,019 shares
December 31, 2005 – 8,265,019 shares	8,265	8,265
Additional paid-in capital	3,036,128	3,036,128
Accumulated other comprehensive loss	(43,113)	(33,849)
Deficit accumulated during the development stage	(3,345,814)	(3,316,305)

	(344,534)	(305,761)

	$ 43,871	$ 49,926

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Operations

for the six-month period ended June 30, 2006 and 2005

and for the period from January 24, 1996 (Date of Inception) to June 30, 2006

(Unaudited - Expressed in US Dollars)

					Inception
					Jan. 24, 1996
	Three months ended		Six months ended		to
	June 30		June 30		June 30,
	2006	2005	2006	2005	2006

Expenses
Administration	$ 8,035	$ 5,468	$ 22,214	$ 13,984	$ 1,503,005
Executive compensation	-	6,121	6,421	12,322	380,909
Finders’ fees	-	-	-	-	48,000
Rent	360	478	874	973	61,698
Research & development	-	-	-	-	566,875

	8,395	12,067	29,509	27,279	(2,560,487)
Loss for the period, before undernoted items	(8,395)	(12,067)	(29,509)	(27,279)	(2,560,487)
Write-off loans and advances	-	-	-	-	(327,451)
Write-down of investment	-	-	-	-	(7,499)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)

Net loss for the period	(8,395)	(12,067)	(29,509)	(27,279)	(3,345,814)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(10,195)	(2,187)	(9,264)	3,187	(43,113)

Comprehensive loss	$ 18,590)	$ (9,880)	$ (38,773)	$ (24,092)	$ (3,388,927)

Basic and diluted loss per share	$ 0.002)	$ (0.002)	$ (0.005)	$ (0.004)
Basic and diluted weighted average number of shares outstanding	8,265,000	6,525,620	8,265,000	6,525,620

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Cash Flows

for the six-month period ended June 30, 2006 and 2005

and for the period from January 24, 1996 (Date of Inception) to June 30, 2006

(Unaudited - Expressed in US Dollars)

			Inception
			Jan. 24, 1996
	Six months ended		to
	June 30,		June 30,
	2006	2005	2006

Cash Flows from (used in) operating activities
Net loss from continuing operations	$ (29,509)	$ (24,092)	$ (2,980,296)
Items not affecting cash:
Shares issued for services rendered	-	480	992,558
Loss from loan guarantee	-	-	84,858
Write down investment in AEI Trucolor	-	-	7,499
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	48,000

Changes in non-cash working capital items:
Accounts receivable	(875)	346	-
Prepaid expenses	(120)	-	(120)
Accounts payable and accrued liabilities	37,681	7,196	1,762,288
Accounts payable – related parties (Note 2)	(4,963)		(50,928)
Discontinued operations	-	-	(365,519)

	2,214	(16,070)	(321,054)

Cash Flows from Financing Activities
Issuance of common shares	-	-	502,400
Share issue costs	-	-	(95,732)
Shares subscriptions received	-	(2,328)	-
Loans from related parties	-	25,000	-
-		22,672	406,668
Effect of exchange rate changes on cash (Note 4)	(9,264)	3,187	(43,113)

Increase (decrease) in cash during the period	(7,050)	9,789	42,501
Cash and cash equivalents, beginning of the period	49,551	495	-
Cash and cash equivalents, end of the period	$ 42,501	$ 10,284	$ 42,501

The accompanying notes are an integral part of these financial statements

Supplemental Disclosure of Non-Cash Activities

Shares issued in settlement of debt	$ -	$ -	$ 1,509,667
Shares issued for services rendered	$ -	$ -	$ 992,558
Shares issued for investment	$ -	$ -	$ 7,500

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Notes to the financial statements

For the six months ended June 30, 2006 and 2005

(Unaudited – Expressed in US dollars)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005.

As of June 30, 2006, the Company has not reached a level of operations which would finance day-to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $29,509 and $27,279 for the six-month periods ended June 30, 2006 and 2005 respectively. The Company had working capital deficiencies of $344,535 as of June 30, 2006 and $305,762 as of December 31, 2005. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.	RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2006:

(i)           The Company paid or accrued $6,421 (2005 - $11,972) for management fees to a director.

(ii)          The Company paid or accrued $2,000 (2005 - $0) for consulting fees to a director.

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Notes to the financial statements

For the six months ended June 30, 2006 and 2005

(Unaudited – Expressed in US dollars)

2.	RELATED PARTY TRANSACTIONS (Cont’d)

(iii)          Accounts payable – related parties includes $50,928 (2005 - $38,843) payable to a director and a company owned by a                 director for services, disbursements, and advances to the Company.

3.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current quarter’s presentation.

4.	RESTATEMENT

The accompanying financial statements have been restated to correct the presentation of other comprehensive income which was included in net loss of prior periods.  The effect of the restatement was to increase the net loss for the six months ended June 30, 2005 by $3,187 (no effect on per share amounts) and to increase Other Comprehensive Income by the same amount.  Deficit and Accumulated Other Comprehensive Loss at the beginning of 2005 have been adjusted for the cumulative effects of the restatements of prior years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Financial Condition as of June 30, 2006.

We reported total current assets of $43,870 at June 30, 2006 consisting of cash of $42,501, and other assets totaling $1,369. Total current liabilities reported of $388,405 consisted of accounts payables of $252,619, amounts due to related parties of $50,298, and a loan guarantee of $84,858. The Company had a working deficit of $344,535 at June 30, 2006.

Stockholders' Deficiency increased from $305,761 at December 31, 2005 to $344,534 at June 30, 2006. This increase is due to the net loss for the period of $29,509 and the other comprehensive loss of $9,264.

We are currently an exploration stage company focused on the oil and gas industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Plan of Operation

Background

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire properties for precious metal exploration in the western United States. However, after considering several properties, we determined the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996, we changed our management team and developed a new business plan to sell chemical products to the oil and gas industry. In 1998, we sold that business and developed a new business plan for the manufacturing and marketing of a dental color analyzer. Our plans to manufacture and sell the analyzer were delayed pending completion of research and development and by an action brought against us by AEI Trucolor. After settling that action, in August 2001, we changed our name to “American Petro-Hunter Inc.” and our focus to the exploration and eventual exploitation of oil and gas.

We have had no revenues since 2004. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Having no sources of income, substantial doubt is raised about our ability to continue as a going concern.

Our plan of operations for the remainder of the fiscal year is to seek out a privately held business with whom we can reorganize so as to take advantage of our status as a publicly held corporation.  As of the date of this report, our management has evaluated several potential reorganizations but deemed them unsuitable.  However as of the date of this report, there has been no decision to proceed on any reorganization nor has any agreement been reached on even principal terms of such reorganization. We also intend to investigate the acquisition and development of natural resource projects without necessarily reorganizing with another party.

Cash and Cash Equivalents

As of June 30, 2006, we had cash and cash equivalents of $42,501. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Three Months Ended June 30, 2006

For the three-month period ended June 30, 2006, the Company incurred a net loss of $8,395.

Administration expenses for the three-month period amounted to $8,035 compared to $5,468 in the same period of 2005. Executive compensation for the three-month period is nil compared to $6,121 in the same period of 2005.

For the Six Months Ended June 30, 2006

For the six-month period ended June 30, 2006, the Company incurred a net loss of $29,509.

Administration expenses for the six-month period amounted to $22,214 compared to $13,984 in the same period of 2005. Executive compensation decreased to $6,421 for the six-month period in 2006 compared to $12,322 in the same period of 2005. The higher expenses in Administration in the 2006 period were due to higher than estimated costs for audit and accounting work to complete the 2005 year end, and completion of amended quarterly financial statements resulting from requests for amendments from the Securities and Exchange Commission, as well as due to increases resulting from the higher value of the Canadian dollar at June 30, 2006. Most of the Company’s expenses are incurred in Canadian dollars, which have increased due to the higher exchange rate for the Canadian dollar. In addition, Canadian dollar denominated accounts payable have increased in US dollars due to the higher exchange rate.

Period from inception, January 24, 1996 to June 30, 2006

We have incurred losses in each period since inception and have an accumulated deficit of $3,345,814 at June 30, 2006. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At June 30, 2006, the balance of funds loaned by the shareholders amounted to $33,004, which is included in accounts payable. There are no specific terms of repayment.

The Company had a working capital deficiency of $344,535 at June 30, 2006. As noted above, the Company has been funding from shareholders and directors, and has also received funds from a private placement of shares.

As an exploration stage company, we currently have limited operations, principally directed at oil and gas exploration.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of the target companies we may pursue. Such working capital will most likely be obtained through equity financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Transactions

There are no off balance sheet items.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

The risks described below are the ones we believe are the most important for you to consider, these risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the trading price of our common stock could decline.

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $3,345,814 for the period from January 24, 1996 (inception) to June 30, 2006, and $70,711 for the year ended December 31, 2005. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to initiate our oil and gas exploration activities, and to take advantage of any available business opportunities. Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, and bridge loans from our officers and stockholders. In order to meet our obligations or acquire an operating business, we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 10, 2006, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations.

We have yet to generate positive earnings from our current business strategy and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the exploration stage. Our success is significantly dependent on a successful reorganization or acquisition of an existing business. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time-consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain, and this would impact our ability to comply with SEC regulations governing public companies.

Risks Related to our Oil and Gas Exploration

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to execute on our business plan.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We may not be insured against all of the operating risks to which our business is exposed.

Our business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, any of which could result in damage to, or destruction of, property and injury to persons. As protection against financial loss resulting from these types of operating hazards, we maintain insurance coverage. However, because we are in the exploratory stage and have not identified for reorganization, an operating business, we are not fully insured against all these risks. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial position.

Even if we are able to, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to country-specific federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to country-specific federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain country-specific federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of U.S. state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Risk Related to Seeking Other Business Opportunities:

Exploring and entering into business opportunities could be very time consuming and costly and could adversely affect our financial condition.

We have not identified and have no commitments to enter into or acquire a specific business opportunity such as a merger, joint venture or acquisition of a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. However, if we entered into a potential business opportunity our participation in a business opportunity may be highly illiquid and could result in a total loss to us and our stockholders if the business or opportunity proved to be unsuccessful. Due to the special risks inherent in the investigation, acquisition,

Even if we were to enter into a business opportunity there is no assurance of success or profitability.

There is no assurance that we will acquire a favorable business opportunity. Moreover, even if we become involved in a business opportunity because of the unforeseen costs, expenses, and difficulties involved with a new business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will increase.

SEC reporting requirements may be too costly for us to take advantage of any potential business opportunities.

The Securities Exchange Act of 1934 (the "Exchange Act"), require companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some prospective entities to prepare such statements may preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition.

Risk Relating To Our Common Stock:

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public.

Although our common stock is quoted on the OTBB under the symbol “AAPH,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

Our management and stockholders may lose control of the Company as a result of a merger or acquisition.

We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. As a result, the acquiring company's stockholders and management would control the Company, and our current management may be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current stockholders.

We have historically not paid dividends and do not intend to pay dividends.

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. We intend to retain future earnings, if any, for use in the operation and expansion of our business

Item 3. Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

[Signature Page Immediately Follows]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Small Business Issuer)

Date: August 11, 2006	By: /s/ Patrick A. McGowan

Patrick A. McGowan, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 11, 2006	By: /s/ Patrick A. McGowan

Patrick A. McGowan, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)