Form 10QSB
period 2006-09-30
AMERICAN PETRO-HUNTER INC
filed 2006-11-13
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 9, 2006 the Registrant had 8,265,019 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMERICAN PETRO HUNTER, INC.

FORM 10-QSB

SEPTEMBER 30, 2006

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.

Financial Statements	1

Interim Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	1

Interim Statements of Operations (Unaudited) for the nine-month period ended

September 30, 2006 and 2005 and for the period from January 24, 1996 (inception)

to September 30, 2006	2

Interim Statements of Cash Flows (Unaudited) for the nine-month period ended

September 30, 2006 and 2005 and for the period from January 24, 1996 (inception)

to September 30, 2006.	3

Notes to Interim Financial Statements	4

Item 2.

Management's Discussion and Analysis or Financial Conditions and Results of

Operation	6

Item 3.

Controls and Procedures	14

Signature Page

Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32

ii

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Expressed in US Dollars)

iii

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Balance Sheets

September 30, 2006 and December 31, 2005

(Unaudited - Expressed in US Dollars)

Assets	September 30	December 31
	2006	2005

Current
Cash	$ 29,370	$ 49,551
Accounts receivable	1,450	374
Prepaid expenses	120	-
	30,940	49,925

Intangible assets (net)	1	1

	$ 30,941	$ 49,926

Liabilities

Current
Accounts payable and accrued liabilities	$ 256,632	$ 214,938
Accounts payable – related parties (Note 2)	48,723	55,891
Loan guarantee	84,858	84,858

	390,213	355,687

Stockholders’ Equity (Deficiency)

Capital stock
Authorized: 200,000,000 common shares, par value $0.001
Issued: September 30, 2006 – 8,265,019 shares
December 31, 2005 – 8,265,019 shares	8,265	8,265
Additional paid-in capital	3,036,128	3,036,128
Accumulated other comprehensive loss	(42,671)	(33,849)
Deficit accumulated during the development stage	(3,360,994)	(3,316,305)

	(359,272)	(305,761)

	$ 30,941	$ 49,926

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Operations

for the nine-month period ended September 30, 2006 and 2005

and for the period from January 24, 1996 (Date of Inception) to September 30, 2006

(Unaudited - Expressed in US Dollars)

					Inception
					Jan. 24, 1996
	Three months ended		Nine months ended		to
	September 30		September 30		September 30,
	2006	2005	2006	2005	2006

Expenses
Administration	$ 15,180	$ 10,449	$ 37,394	$ 24,433	$ 1,518,185
Executive compensation	-	6,450	6,421	18,772	380,909
Finders’ fees	-	-	-	-	48,000
Rent	-	595	874	1,568	61,698
Research & development	-	-	-	-	566,875

	15,180	17,494	44,689	44,689	2,575,667)
Loss for the period, before under noted items	(15,180)	(17,494)	(44,689)	(44,773)	(2,575,667)
Write-off loans and advances	-	-	-	-	(327,451)
Write-down of investment	-	-	-	-	(7,499)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)

Net loss for the period	(15,180)	(17,494)	(44,689)	(44,773)	(3,360,994)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	442	(9,460)	(8,822)	(6,273)	(42,671)

Comprehensive loss	$ (14,737)	$ (26,954)	$ (53,511)	$ (51,046)	$(3,403,665)

Basic and diluted loss per share	$ (0.002)	$ (0.004)	$ (0.006)	$ (0.007)

Basic and diluted weighted average number of shares outstanding	8,265,000	6,525,620	8,265,000	6,525,620

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Interim Statement of Cash Flows

for the nine-month period ended September 30, 2006 and 2005

and for the period from January 24, 1996 (Date of Inception) to September 30, 2006

(Unaudited - Expressed in US Dollars)

			Inception
			Jan. 24, 1996
Nine months ended			to
	September 30,		September 30,
	2006	2005	2006

Cash Flows from (used in) operating activities
Net loss from continuing operations	$ (44,689)	$ (44,773)	$ (2,995,476)
Items not affecting cash:
Shares issued for services rendered	-	3,226	992,558
Loss from loan guarantee	-	-	84,858
Write down investment in AEI Trucolor	-	-	7,499
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders fees	-	-	48,000

Changes in non-cash working capital items:
Accounts receivable	(1,076)	204	(1,450)
Prepaid expenses	(120)	-	(120)
Accounts payable and accrued liabilities	41,694	31,337	1,766,300
Accounts payable – related parties (Note 2)	(7,168)		48,723
Discontinued operations	-	-	(365,519)

	(11,359)	(10,006)	(334,627)

Cash Flows from Financing Activities
Issuance of common shares	-	-	502,400
Share issue costs	-	-	(95,732)
Shares subscriptions received	-	25,000	-
Loans from related parties	-	(1,715)	-
	-	23,285	406,668
Effect of exchange rate changes on cash (Note 4)	(8,822)	(6,273)	(42,671)

Increase (decrease) in cash during the period	(20,181)	7,006	29,370
Cash, beginning of the period	49,551	495	-

Cash, end of the period	$ 29,370	$ 7,501	$ 29,370

Supplemental Disclosure of Non-Cash Activities

Shares issued in settlement of debt	$ -	$ -	$ 1,509,667
Shares issued for services rendered	$ -	$ -	$ 992,558
Shares issued for investment	$ -	$ -	$ 7,500

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Notes to the financial statements

For the nine months ended September 30, 2006 and 2005

(Unaudited – Expressed in US dollars)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005.

As of September 30, 2006, the Company has not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $44,689 and $44,773 for the nine-month periods ended September 30, 2006 and 2005 respectively. The Company had working capital deficiencies of $359,273 as of September 30, 2006 and $305,762 as of December 31, 2005. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.	RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2006:

(i)	The Company paid or accrued $6,421 (2005 - $19,828) for management fees to a director.
(ii)	The Company paid $3,000 (2005 - $0) to a company owned by a director for consulting.

AMERICAN PETRO-HUNTER INC.

(A company at the exploratory stage)

Notes to the financial statements

For the nine months ended September 30, 2006 and 2005

(Unaudited – Expressed in US dollars)

2.	RELATED PARTY TRANSACTIONS (Cont’d)

(iii)	Accounts payable – related parties includes $48,723 (2005 - $49,918) payable to a director and a company owned by a director for services, disbursements, and advances to the Company.

3.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current quarter’s presentation.

4.	RESTATEMENT

The accompanying financial statements have been restated to correct the presentation of other comprehensive income which was included in net loss of prior periods.  The effect of the restatement was to decrease the net loss for the nine months ended September 30, 2005 by $6,273 (reducing the loss per share to $0.007 from $0.008) and to increase Other Comprehensive Loss by the same amount.  Deficit and Accumulated Other Comprehensive Loss at the beginning of 2005 have been adjusted for the cumulative effects of the restatements of prior years.

5.	SUBSEQUENT EVENT

Subsequent to September 30, 2006, the Company received $25,000 from VCF Capital Corp. pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and will mature on December 18, 2006.

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

Financial Condition as of September 30, 2006.

We reported total current assets of $30,940 at September 30, 2006 consisting of cash of $29,370, and other assets totaling $1,570. Total current liabilities reported of $390,213 consisted of accounts payables of $256,632, amounts due to related parties of $48,723, and a loan guarantee of $84,858. The Company had a working capital deficit of $359,273 at September 30, 2006.

Stockholders' Deficiency increased from $305,761 at December 31, 2005 to $359,272 at September 30, 2006. This increase is due to net losses of approximately $44,689 and other comprehensive losses of approximately $8,822.

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

Cash and Cash Equivalents

As of September 30, 2006, we had cash and cash equivalents of $29,370. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Three Months Ended September 30, 2006

For the three-month period ended September 30, 2006, the Company incurred a net loss of $15,180.

Administration expenses for the three-month period amounted to $15,180 compared to $10,449 in the same period of 2005. Executive compensation for the three-month period is nil compared to $6,450 in the same period of 2005.

For the Nine Months Ended September 30, 2006

For the nine-month period ended September 30, 2006, the Company incurred a net loss of $44,689.

Administration expenses for the nine-month period amounted to $37,394 compared to $24,433 in the same period of 2005. Executive compensation decreased to $6,421 for the nine-month period in 2006 compared to $18,772 in the same period of 2005. The higher expenses in Administration in the 2006 period were due to higher than estimated costs for audit and accounting work to complete the 2005 year end, and completion of amended quarterly financial statements resulting from requests for amendments from the

Securities and Exchange Commission, as well as due to increases resulting from the higher value of the Canadian dollar at September 30, 2006. Most of the Company’s expenses are incurred in Canadian dollars, which have increased due to the higher exchange rate for the Canadian dollar. In addition, Canadian dollar denominated accounts payable have increased in US dollars due to the higher exchange rate.

Period from inception, January 24, 1996 to September 30, 2006

We have incurred losses in each period since inception and have an accumulated deficit of $3,360,994 at September 30, 2006. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At September 30, 2006, the balance of funds loaned by the shareholders amounted to $48,723, which is included in accounts payable. There are no specific terms of repayment.

The Company had a working capital deficiency of $359,273 at September 30, 2006. As noted above, the Company has been funding from shareholders and directors, and has also received funds from a private placement of shares.

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

We incurred net losses of $3,360,994 for the period from January 24, 1996 (inception) to September 30, 2006, and $70,711 for the year ended December 31, 2005. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

[Signature Page Immediately Follows]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

(Small Business Issuer)

Date: November 9, 2006	By:	/s/ Patrick A. McGowan

Patrick A. McGowan, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Patrick A. McGowan

Patrick A. McGowan, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)