Form 10KSB
period 2006-12-31
AMERICAN PETRO-HUNTER INC
filed 2007-04-16
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22723

AMERICAN PETRO-HUNTER, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0171619
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Pacific Centre, Suite 3000, P.O. Box 10024, 700 West Georgia Street
Vancouver, British Columbia, Canada	V7Y 1A1
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-8336
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001
(Title of Class)

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Net revenues for the most recent fiscal year ending December 31, 2006 were $0.

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,003,437.12 as of March 28, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

Number of shares of issuer’s common stock outstanding as of April 13, 2007: 8,265,019

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

Background

American Petro-Hunter Inc. (the “Company,” “we,” “us,” “our”) was formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire properties for precious metal exploration in the western United States. However, after considering several properties, we determined the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996, we changed our management team and developed a new business plan to sell chemical products to the oil and gas industry.

In October 1996, we entered into an agreement to acquire two numbered companies that were combined with 714674 Alberta Ltd. continuing in operation.  The business operated as Calgary Chemical, selling chemical products to the oil and gas industry.

In March 1997, we changed our name to Wolf Industries Inc. to reflect these developments.

Effective June 30, 1998, we sold our subsidiary, 714674 Alberta Ltd. ("Calgary Chemical") to Gorda Technology Holdings Limited, a Turks and Caicos Islands corporation ("Gorda").  The terms of the sale were as follows:

(a) forgiveness of the inter-company debt owed by Calgary Chemical to us in the amount of $82,289 (Canadian);

(b) payment by Gorda to us of fifteen percent of Calgary Chemical's after-tax profit (as determined by generally accepted accounting principles) for the fiscal year ended December 31, 1998 payable on or before March 31, 1999 and completion of an audit of the financial statements of Calgary Chemical for such period;

(c) indemnification by Gorda to hold us harmless from any and all liability arising from the debt guarantees of Calgary Chemical;

(d) agreement by Gorda to hire Mr. Blair Coady as the President and Chief Executive Officer of Calgary Chemical; and

(e) receipt from Mr. Coady of his resignation as our President and Chief Executive Officer, Secretary, and Director and the surrender of Mr. Coady's options to acquire 700,000 shares of our common stock.

The sale of Calgary Chemical was subject to approval of our shareholders, which was received at our annual general meeting of July 24, 1998.

On April 8, 1998, we entered into a license agreement with Andrew Engineering Inc. ("Andrew") a British Columbia corporation, Andrew Rawicz Ph.D., and Ivan Melnyk, Ph.D., whereby we acquired a world-wide license to manufacture and market a patent pending device for the color matching of dentures to a dental patient's existing tooth color.  Drs. Rawicz and Melnyk hold the patent pending for the color analyzer and Andrew developed and/or acquired the techniques and other proprietary information related to the device.   The license agreement required us and Andrew to develop a business plan for manufacturing and marketing the device, including obtaining financing of $1,500,000 US.  The license agreement required the issuance of 4,800,000 shares of restricted stock to Andrew with registration rights on 600,000 of those shares, and also required that Mr. Patrick McGowan to be appointed President and Chief Executive Officer.  Mr. McGowan signed a management agreement with us, and at a meeting of our Board of Directors held on April 16, 1998, Mr. McGowan and Mr. A. Schwabe were appointed to our Board of Directors. They were also appointed interim President and CEO, and Secretary, Treasurer respectively, pending the approval of the shareholders of the Gorda transaction wherein Mr. Coady would resign from all positions.  The license agreement also obligated us to pay a royalty to Andrew in the amount of ten percent (10%) of gross profit on sales if we manufactured the product itself or a royalty of seven percent (7%) of gross revenues if manufacturing was done by an independent third party.

In September 1998, 4,800,000 shares of our common stock were issued to Andrew in accordance with the terms of the license agreement. As a result of settlement of the litigation with AEI Trucolor Inc. ("Trucolor"), the license agreement was cancelled and the 4,800,000 shares were returned to our treasury in 1999. This action was settled by the execution of two agreements, the effect of which was that we acquired a 40% interest in Trucolor, an arm's length company. As a result of the agreement, Trucolor became the owner of the rights to the device. During 2006, Trucolor was dissolved.

Pursuant to an agreement dated June 14, 2000, we purchased a 100% interest in a private company owned by our former director called Travelport Media Inc. ("TPI").  TPI was a Nevada private internet e-commerce technology and content development company specializing in the travel and hospitality industry. The agreement required us to issue 3,000,000 share purchase warrants in exchange for a 100% interest in TPI.  The share purchase warrants allowed the holder to purchase 3,000,000 shares of our common stock for $0.27 per share.   Before the end of December 31, 2000, our relationship with the consultant and former shareholder of TPI became strained, resulting in the consultant resigning as our director on September 11, 2000.

In November, 2000, we received shareholder and regulatory approval to change our name to "Travelport Systems Inc." in anticipation of our new strategic direction.

Subsequent to December 31, 2000, we entered into a settlement agreement whereby we would give our interest in the shares of TPI back to the original owner on the condition that the original owner and our former director would assume a liability of $86,000 which we incurred.  In addition, subsequent to December 31, 2000 we cancelled 150,000 share purchase options exercisable at $0.15 per share until October 11, 2005, and we cancelled 200,000 share purchase options exercisable at $0.25 per share until October 19, 2005 issued to employees of TPI. After settling that action, in August 2001, we changed our name to “American Petro-Hunter Inc.” and our focus to the exploration and eventual exploitation of oil and gas.

Our Business

During 1998, we sold Calgary Chemical and acquired the worldwide manufacturing and marketing rights to a dental color analyzer (the “Product").  This technology was developed to assist the dental industry in determining the shades and colors of dental materials used in replacement and/or restorative work, by precisely matching these shades to the original teeth of patients. The dental color analyzer discriminates between the minutest differences in tooth shading and determines the best shade match for partial or total restorative material.  It does so by taking into account the differences in color of spectrally unmatched materials when illuminated with different light sources such as sunlight, incandescent lamps, and fluorescent lamps. Since acquiring the rights in April 1998, our efforts have been directed towards research, development and business plans for manufacturing and marketing the product. This has involved manufacturing a small quantity of the product for testing and demonstration purposes; engaging technical experts and firms to evaluate the product; attendance at dental conventions and shows to demonstrate the product; attendance at various dental firms and laboratories to demonstrate and evaluate the product; and work on both the product and related software to perfect its operation. We have also engaged the assistance of consultants to develop marketing plans for the product.  This has resulted in us incurring substantial research and development expenditures in 1998.

We have also held discussions with companies involved in the distribution of dental products in Canada, the United States and Europe regarding marketing of the product.

We developed preliminary business plans to proceed with manufacture and sale of the units, but were delayed in proceeding pending completion of this research and development, and by the action brought against us by AEI Trucolor

As a result of settlement of the Trucolor action, Trucolor became the owner of the dental color analyzer.  The manufacturing/distribution agreement was not consummated with a third party, as anticipated by the settlement agreement, and as a result we own a 40% interest in Trucolor, and GPT owns a 60% interest. During 2006, Trucolor was dissolved.

Our Strategy

Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies. We will focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects. Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop. Our officers and directors expect to travel to different locations throughout North America to evaluate potential acquisitions. Further, our management will participate in a variety of different conferences throughout 2007 to increase our exposure to potential opportunities.

Our ability to execute our strategy as outlined above is dependent on several factors including but not limited to: (i) identifying potential acquisitions of either assets or operational companies with prices, terms and conditions acceptable to us; (ii) additional financing for capital expenditures, acquisitions and working capital either in the form of equity or debt with terms and conditions that would be acceptable to us; (iii) our success in developing revenue, profitability and cash flow; (iv) the development of successful strategic alliances or partnerships; and (v) the extent and associated efforts and costs of federal, state and local regulations in each of the industries in which we currently or plan to operate in. There are no assurances that we will be successful in implementing our strategy as any negative result of one of the factors alone or in combination could have a material adverse effect on our business.

Customers

As of December 31, 2006, we had no customers.

Dividends

We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.

Employees

As of December 31, 2007, we had no full time employees. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

Factors, Risks and Uncertainties That May Affect our Business

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-KSB are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of American Petro-Hunter, Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Risks Relating to Our Business

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $3,388,703 for the period from January 24, 1996 (inception) to December 31, 2006, and $72,398 for the year ended December 31, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated March 21, 2007, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations.

We have yet to generate positive earnings from our current business strategy and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful reorganization or acquisition of an existing business. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Risk Related to Seeking Other Business Opportunities

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

Risk Relating To Our Common Stock

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

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. We intend to retain future earnings, if any, for use in the operation and expansion of our business

ITEM 2 — DESCRIPTION OF PROPERTY

Effective May 2006 we moved our offices to Suite 3000 - 700 West Georgia Vancouver, B.C. under a verbal agreement with one of our directors. We do not pay rent for the use of its office but are responsible for monthly telephone charges and miscellaneous office expenses. We share this office space with other companies, and occupy approximately 1,500 square feet.

ITEM 3 — LEGAL PROCEEDINGS

During 2002, we received a formal demand for payment from Canadian Western Bank ("CWB") whereby CWB, pursuant to a full liability guarantee we provided in favor of 714674 Alberta Ltd. (operating as Calgary Chemical) demanded payment of Cdn$102,000 (approx. US$88,530). We divested ourselves of Calgary Chemical in 1998 under an agreement with our former president.  The agreements covering the transaction included an indemnity guarantee from the purchaser whereby the purchaser would indemnify and save us harmless from any and all liability, loss, damage or expenses. We intend to defend ourselves against the claim from CWB, believing that it has a valid indemnification from the purchaser of Calgary Chemical. We have accrued for the amount of the guarantee in our financial statements.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol AAPH.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2006	High	Low
First Quarter (March 31, 2006)	$.15	$.12
Second Quarter (June 30, 2006)	$.20	$.12
Third Quarter (September 30, 2006)	$.29	$.13
Fourth Quarter (December 31, 2006)	$.24	$.13

Fiscal 2005	High	Low
First Quarter (March 31, 2005)	$.24	$.13
Second Quarter (June 30, 2005)	$.24	$.08
Third Quarter (September 30, 2005)	$.15	$.13
Fourth Quarter (December 31, 2005)	$.15	$.13

The closing price for our common stock on December 31, 2006 was $0.20.

Stockholders

As of December 31, 2006, there were 8,265,019 shares of common stock issued and outstanding held by 65 stockholders of record (not including street name holders).

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Equity Compensation Plan Information

In November 1996, by resolution of our board of directors, we adopted the Wolf Exploration Inc. 1996 Directors and Officers Stock Option Plan ("the Plan"), for our officers and directors, whereby 1,000,000 shares of our common stock was reserved for issuance.  The plan permitted us to grant nonqualified stock options within five years of the date of establishing the Plan. By resolution of our directors dated May 28, 1998, we reserved an additional one million shares of common stock for the Plan bringing the total shares reserved to 2,000,000 and renamed the Plan "The Wolf Industries Inc. 1998 Directors and Officers Stock Option Plan” (the “Revised Plan”) with all other terms and conditions of the Plan remaining in full force and effect.

In September 1998, by resolution of our board of directors, we established the "1998 Key Personnel Compensation Plan"  ("Key Plan"), for our key personnel, whereby 1,000,000 shares of our common stock was reserved for issuance. The Key Plan permitted us to grant nonqualified stock options within five years of the date of establishing the Plan. By resolution of our directors dated November, 1998, a further 1,000,000 shares of common stock was authorized to be reserved for issuance, bringing the total issuable under the Key Plan to 2,000,000 shares of common stock.

In October, 2000, by resolution of our board of directors, we established the 2000 Stock Option Plan ("2000 Plan"), for our officers, directors, employees, consultants and advisors, whereby 5,000,000 of our common stock was reserved for issuance. The 2000 Plan permitted us to grant nonqualified stock options within five years of the date of establishing the Plan.

In September, 2001, by resolution of our board of directors, we established the 2001 Stock Option Plan ("2001 Plan"), for our officers, directors, employees, consultants and advisors, whereby 1,500,000 of our common stock was reserved for issuance. The 2001 Plan permitted us to grant incentive and nonqualified stock options, restricted stock, stock bonuses, stock appreciation rights, reload options. Options under the 2001 Plan are exercisable subject to continued employment and other conditions.

There are no options currently outstanding under any of the aforementioned plans.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2006 and December 31, 2005. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith. Revenue and expense transactions in Canadian dollars are converted to U.S. dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were US$0.8619 for one Canadian dollar at December 31, 2006 and US$0.8598 at December 31, 2005.

Financial Condition as of December 31, 2006.

We reported total current assets of $22,688 at December 31, 2006 consisting of cash of $20,783, and taxes recoverable totaling $1,905. Total current liabilities reported of $407,227 consisted of accounts payables of $218,931, amounts payable to related parties of $74,166, note payable of $25,600, and a loan guarantee of $88,530. The Company had a working capital deficit of $384,539 at December 31, 2006.

Stockholders' Deficiency increased from $305,761 at December 31, 2005 to $384,539 at December 31, 2006. This increase is due to net losses of approximately $72,398 and other comprehensive losses of approximately $6,380.

We are currently a development stage company focused on the oil and gas industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

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

Our plan of operations for the next fiscal year is to seek out a privately held business with whom we can reorganize so as to take advantage of our status as a publicly held corporation.  As of the date of this report, our management has evaluated several potential reorganizations but deemed them unsuitable.  However as of the date of this report, there has been no decision to proceed on any reorganization nor has any agreement been reached on even principal terms of such reorganization. We also intend to investigate the acquisition and development of natural resource projects without necessarily reorganizing with another party.

Cash and Cash Equivalents

As of December 31, 2006, we had cash of $20,783 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Fiscal Year Ended December 31, 2006

For the fiscal year ended December 31, 2006, the Company incurred a net loss of $72,398.

Administration expenses for the fiscal year end amounted to $61,523 compared to $42,329 in 2005. Executive compensation for the fiscal year end is $10,000 compared to $26,268 in 2005.

For the Fiscal Year Ended December 31, 2005

For the fiscal year ended December 31, 2005, the Company incurred a net loss of $72,398.

Administration expenses for the fiscal year ended December 31, 2005 amounted to $42,329 compared to $33,155 in 2004. Executive compensation for the fiscal year end was $26,268 compared to $23,889 in 2004.

Period from inception, January 24, 1996 to December 31, 2006

We have incurred losses in each period since inception and have an accumulated deficit of $3,428,932 at December 31, 2006. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At fiscal year ended December 31, 2006, the balance of amounts owing to related parties amounted to $74,166. There are no specific terms of repayment for amounts owing to related parties.

The Company had a working capital deficiency of $384,539 at December 31, 2006.

As a development stage company, we currently have limited operations, principally directed at oil and gas exploration.

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

Off-Balance Sheet Transactions

There are no off balance sheet items.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ending December 31, 2006.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At December 31, 2006	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Long Term Debt	$25,000	$25,000		$$	$—

The above table outlines our obligations as of December 31, 2006 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7 — FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

ITEM 8A — CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Section 240.13a -15e of the Exchange Act that were in place for the fiscal year covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such fiscal year, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 8B — OTHER INFORMATION

On October 18, 2006 we entered into a loan agreement with VCF Capital Corp., a company organized under the laws of British Columbia, Canada to borrow $25,000 at an annual percentage rate of 12% for working capital needs. The loan was originally due 60 days from October 18th, 2006 but was extended to May 15th, 2007.

Subsequent to year end, we completed an equity financing for 800,000 units at $0.05 per unit for total proceeds of $40,000 to foreign accredited investors. Each unit is comprised of one share of our common stock and a warrant to purchase one share of our common stock at a price per share of $0.15 for a period of 3 years from the date of issuance.

PART III

ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Patrick A. McGowan	66	Chairman of the Board; President, Chief Executive Officer, Chief Financial Officer and Secretary
Barry L. Whelan	65	Director
Mike Veldhius	27	Director

Patrick A. McGowan

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

Barry L. Whelan

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

Mike Veldhius

Director since May 2006. Mr. Veldhuis currently serves on the Board of Directors for Upton Capital Corporation which is a private corporation specializing in providing mortgages to individuals. Mr. Veldhuis worked as an Account Manager for GE Capital Solutions from 2004 until 2006 structuring financing proposals, analyzing companies and industries and maintaining client relationships. Prior to that, Mr. Veldhuis worked as a Teaching Assistant at both McGill University and Simon Fraser University in economics. Mr. Veldhuis received a Masters of Arts in Economics from McGill University, a Bachelor of Arts in Economics from Simon Fraser University and majored in Business Administration and Economics at Kwantlen University College. He is a level I candidate for Chartered Financial Analyst.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, each of our directors currently meets the definition of an "audit committee financial expert" within the meaning of Item 401(e) of Regulation SB, however, Barry Whelan and Mike Veldhius are the independent directors. We are seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors and financial experts.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

Given our limited operations and resources and because we are in the exploratory stage, we have not yet adopted a code of ethics. Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our employees.

ITEM 10 — EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2006 and December 31, 2005. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and	Year	($)	($)	($)	($)	($)	($)	($)	($)
Principal Position (a)	(b)	(c)	(d)	(e)(2)	(f)	(g)	(h)	(i)	(j)
Patrick McGowan,	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$10,000	$10,000
Chairman of the Board, President,	2005	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$26,268	$26,268
Peter Rook-Green	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$14,682	$14,682
Former Chief Financial Officer and Director(1)	2005	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$18,318	$18,318
Mike Veldhuis, Director	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$7,500	$7,500
Barry Whelan, Director	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$579	$579.00

(1)	Mr. Rook-Green resigned all his positions with us on May 25, 2006.

Mr. McGowan billed a total of $10,000 and $26,268 in management fess for the fiscal years ended December 31, 2006 and 2005 respectively in accordance with a management agreement approved by the board of directors on April 1, 1998 at a rate of Cnd $7,000 per month, which was subsequently reduced to Cnd $5,000 per month effective August 1999, and in 2002, to Cnd $2,500 retroactive to October 1, 2001. The management agreement was further reduced to $833.33 per month effective January 1, 2006.

A private company owned by Mr. Rook-Green billed a total of $14,682 of compensation for the fiscal year ended December 31, 2006 for the provision of office space, office services, accounting and administrative services. Such private company received $18,318 for such services for the fiscal year ended December 31, 2005.

Two private companies owned by Mr. Veldhuis was paid a total of $7,500 of consulting fees for the fiscal year ended December 31, 2006. Neither private company received payment nor billed for such services for the fiscal year ended December 31, 2005.

Mr. Whelan was paid a total of $579 of consulting fees for the fiscal year ended December 31, 2006. Mr. Whelan did not receive payment or bill for such services for the fiscal year ended December 31, 2005.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other compensation arrangement with directors, and the directors did not receive any compensation in the fiscal years ending December 31, 2006 and 2005.

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2007, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percentage of Common Stock Outstanding(1)
Patrick A. McGowan 211-1148 Westwood Street Coquitlam, B.C., Canada V3B 4S4	Common	225,438	2.73%
Peter G. Rook-Green #12-16325 82nd Avenue Surrey, B.C., Canada V3S 8K3	Common	72,173	0.87%
Mike Veldhuis Suite 2 - 2072 West 3rd Ave Vancouver, B.C., Canada V6J 1L5	Common	-	-
Barry L. Whelan 1250 - 800 West Pender Street Vancouver, B.C., Canada V6C 2V6	Common	-	-
All Executive Officers and Directors as a Group (3 persons)	Common	297,611	3.60%

(1) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 8,265,019 shares of common stock outstanding as of March 28, 2007. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of March 28, 2007, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. McGowan billed us a total of $10,000 during 2006 and $26,268 during 2005 for services rendered.

Mr. Rook-Green, our former Chief Financial Officer is an owner of R-G Management, which during 2006 billed us $14,682 and during 2005 billed us $18,318 for accounting, administration, rent and office services.

Mr. Veldhuis, one of our directors, is an owner of Endurven Management Inc. and 0758445 BCLTD which were paid a total of $7,500 of consulting fees for the fiscal year ended December 31, 2006.

Mr. Whelan, one of our directors, was paid a total of $579 of consulting fees for the fiscal year ended December 31, 2006.

ITEM 13 — EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8	Loan Agreement with VCF Capital Corp.

10.9	Form of Securities Purchase Agreement

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ending March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ending June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ending September 30, 2001.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided Morgan and Company for the fiscal periods shown.

	December 31, 2006	December 31, 2005
Audit Fees	$34,840	$22,544
Audit — Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$34,840	$22,544

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2006. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER, INC.

Dated: April 16, 2007	/s/ Patrick McGowan
By: Patrick McGowan Its: President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (Principal Executive Officer)

Dated: April 16, 2007	/s/ Patrick McGowan
By: Patrick McGowan Its President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Patrick McGowan	Director	April 16, 2007
Patrick McGowan

/s/ Mike Veldhius	Director	April 16, 2007
Mike Veldhius

/s/ Barry L. Whelan	Director	April 16, 2007
Barry L. Whelan

American Petro-Hunter, Inc.
Index to Financial Statements
December 31, 2006

INDEX

Page
Independent Registered Public Accounting Firms’ Reports	F-2
Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Stockholder’s Deficiency	F-6 to F-8
Notes to Consolidated Financial Statements	F-9
Index to Exhibits	F-19

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
American Petro-Hunter Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of American Petro-Hunter Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the two years in the period ended December 31, 2006 and for the period from inception, January 24, 1996 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the period from inception, January 24, 1996 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
March 21, 2007	Chartered Accountants

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2006	2005
ASSETS

Current
Cash	$20,783	$49,551
Taxes recoverable	1,905	374
	22,688	49,925
Investment In AEI Trucolor Inc. (Note 4)	-	1

	$22,688	$49,926

LIABILITIES

Current
Accounts payable and accrued liabilities	$218,931	$214,938
Accounts payable to related parties (Note 5)	74,166	55,891
Note payable (Note 6)	25,600	-
Loan guarantee (Note 7)	88,530	84,858
	407,227	355,687

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
200,000,000 voting common shares, par value of $0.001 each
Issued and outstanding:
8,265,019 common shares at December 31, 2006 and 2005	8,265	8,265

Additional Paid-In Capital	3,036,128	3,036,128
Accumulated Other Comprehensive Loss	(40,229)	(33,849)
Accumulated Deficit	(3,388,703)	(3,316,305)
	(384,539)	(305,761)

	$22,688	$49,926

The accompanying notes are an integral part of these financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED DECEMBER 31		PERIOD FROM INCEPTION JANUARY 24 1996 TO DECEMBER 31
	2006	2005	2006
Revenue	$-	$-	$-

Expenses
Administration	61,523	42,329	1,542,314
Executive compensation	10,000	26,268	384,488
Finders’ fees	-	-	48,000
Rent	874	2,114	61,698
Research and development	-	-	566,875
	72,397	70,711	2,603,375

Loss For The Period Before Under-Noted Items	(72,397)	(70,711)	(2,603,375)

Write Off Loans And Advances	-	-	(327,451)
Write Down Of Investments	(1)	-	(7,500)
Loss From Discontinued Operations	-	-	(365,519)
Loss From Loan Guarantee (Note 7)	-	-	(84,858)

Net Loss For The Period	(72,398)	(70,711)	(3,388,703)

Other Comprehensive Loss, net of tax
Foreign currency translation adjustment	(6,380)	(6,156)	(40,229)

Comprehensive Loss For The Period	$(78,778)	$(76,867)	$(3,428,932)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	8,265,019	6,582,649

The accompanying notes are an integral part of these financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED DECEMBER 31		PERIOD FROM INCEPTION JANUARY 24 1996 TO DECEMBER 31
	2006	2005	2006
Cash Flows From (Used In) Operating Activities
Net loss for the period before discontinued operations	$(72,398)	$(70,711)	$(3,023,184)
Items not involving cash:
Shares issued for services rendered	-	3,226	992,558
Loss from loan guarantee	3,672	-	88,530
Write down of investment in AEI Trucolor	1	-	7,500
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders’ fees	-	-	48,000
Changes in non-cash working capital items:
Taxes recoverable	(1,531)	128	(1,905)
Accounts payable and accrued liabilities	22,268	61,253	1,802,764
	(47,988)	(6,104)	(5,737)

Cash Flows From (Used In) Financing Activities
Issuance of common shares	-	75,000	502,400
Share issue costs	-	-	(95,732)
Loans from related parties	-	(13,684)	-
Proceeds from note payable	25,600	-	25,600
	25,600	61,316	432,268

Cash Flows From Discontinued Operations	-	-	(365,519)

Effect Of Exchange Rate Changes On Cash	(6,380)	(6,156)	(40,229)

Increase (Decrease) In Cash	(28,768)	49,056	20,783

Cash, Beginning Of Period	49,551	495	-

Cash, End Of Period	$20,783	$49,551	$20,783

Supplemental Disclosure Of Non-Cash Activities
Shares issued in settlement of debt	$-	$11,969	$1,509,667
Shares issued for services rendered	$-	$-	$992,558
Shares issued for investment	$-	$-	$7,500

The accompanying notes are an integral part of these financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, JANUARY 24, 1996 TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ DEFICIENCY
Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330
Net income	-	-	-	-	4,856	-	4,856

Balance, December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037
Net loss	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258

Balance, December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606
Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)
Unrealized foreign exchange gain	-	-	-	-	-	) (8,258	) (8,258

Balance, December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	85,500
Net loss	-	-	-	-	(307,331)	-	(307,331)

Balance, December 31, 1999	7,034,648	$7,034	$1,077,439	$-	$(2,197,691)		$(1,113,218)

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM INCEPTION, JANUARY 24, 1996 TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ DEFICIENCY
Balance, December 31, 1999	7,034,648	$7,034	$1,077,439	$-	$(2,197,691)	$-	$(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	80,000
Net loss	-	-	-	-	(547,097)	-	(547,097)

Balance, December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	556,360
Net loss	-	-	-	-	(297,352)	-	(297,352)

Balance, December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000
Net loss	-	-	-	-	(29,664)	-	(29,664)

Balance, December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800
Net loss	-	-	-	-	(57,652)	-	(57,652)

Balance, December 31, 2003	6,050,639	$6,051	$2,894,373	$-	$(3,129,456)	$-	$(229,032)

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM INCEPTION, JANUARY 24, 1996 TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ DEFICIENCY
Balance, December 31, 2003	6,050,639	$6,051	$2,894,373	$-	$(3,111,536)	$(17,920)	$(229,032)

Shares issued for services rendered	475,000	475	56,525	(3,226)	-	-	53,774
Net loss	-	-	-	-	(134,058)	-	(134,058)
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)

Balance, December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Net loss	-	-	-	-	(70,711)	-	(70,711)
Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)

Balance, December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Net loss	-	-	-	-	(72,398)	-	(72,398)
Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)

Balance, December 31, 2006	8,265,019	$8,265	$3,036,128	$-	$(3,388,703)	$(40,229)	$(384,539)

The accompanying notes are an integral part of these financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

American Petro-Hunter Inc. was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation’s business offices are located in Surrey, British Columbia, Canada.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated losses of $3,388,703 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is investigating the acquisition of natural resource projects with the intent of developing such projects. During the 2006 fiscal year, the Company investigated a number of potential acquisitions but did not proceed with an acquisition as all were deemed unsuitable for acquisition of the Company.

2.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a)	Principles in Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. Assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Certain translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

c)	Income Taxes

The Company adopted the SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

d)	Use of Estimates

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company did not grant any stock options during the fiscal years 2006 and 2005.

f)	Impairment and Disposal of Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that might suggest impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

g)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which established standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

i)	Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the ace of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted ESP excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

j)	Financial Instruments

The Company’s financial instruments consist of cash, taxes recoverable, accounts payable and accrued liabilities, accounts payable to related parties, note payable, and loan guarantee. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising form these financial instruments. The fair values of these financial instruments approximate their carrying values.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Financial Instruments (Continued)

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

k)	Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company’s results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2005, FASB issued Staff Position No. FSP (FASB Staff Position) FAS (Financial Accounting Standard) 115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

In March 2005, FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

4.	INVESTMENT IN AEI TRUCOLOR INC.

The Company held a 40% interest in AEI Trucolor Inc., a private British Columbia Corporation. During the year ended December 31, 2006, AEI Trucolor Inc. was dissolved by the British Columbia Registrar of Companies and as a result the Company wrote off the carrying value. As at December 31, 2005, the Company had recorded their interest at a carrying value of $1 to reflect significant impairment in its value.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

5.	DUE TO RELATED PARTIES

a)	During the year ended December 31, 2006, the Company accrued management fees of $10,000 (2005 - $26,268) to a director.

b)	During the year ended December 31, 2006, the Company paid accounting fees, rental, and office expenses totalling $14,682 (2005 - $18,318) to a company owned by a former director and officer.

c)	During the year ended December 31, 2006, the Company paid a total of $8,079 (2005 - $Nil) in consulting fees to two companies controlled by a director and to a director.

d)	Accounts payable to related parties are payable to a director, a company owned by a director, and a company owned by a former director and officer.

All amounts owing to related parties are interest-free, unsecured and repayable on demand.

e)	During the year ended December 31, 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	NOTE PAYABLE

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”). Under the terms of the agreement, VCF loaned the Company $25,000, which was repayable on December 18, 2006 and which accrued interest at 12% per annum, calculated monthly.

As at December 31, 2006, the note remained unpaid and accrued interest totaled $600. Subsequent to the Company’s year end, an amending agreement was entered into which revised the repayment term of the note to May 18, 2007. All other terms in the agreement remained unchanged.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

7.	LOAN GUARANTEE

In the year ended December 31, 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favour of 714674 Alberta Ltd. (operating as Calgary Chemical) of CDN$102,000 (US$88,530).

The Company divested itself of Calgary Chemical in 1998 under an agreement with the former president of the Company. The agreements covering the transaction included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.

The Company intends to defend itself against the claim from CWB.

8.	STOCK OPTIONS

The Company did not grant any stock options in fiscal years 2006 and 2005.

Summary of stock option information for the years ended December 31, 2005 and 2006 is as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding and exercisable at December 31, 2004 and 2005	803,000	$0.16

Expired during 2006	(803,000)	(0.16)

Options outstanding and exercisable at December 31, 2006	-	$-

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

9.	INCOME TAXES

Deferred tax assets of the Company are as follows:

	2006	2005
Loss carryforwards	$1,038,000	$1,011,000
Less: Valuation allowance	(1,038,000)	(1,011,000)

Deferred tax asset recognized	$-	$-

As at December 31, 2006, the Company has net operating loss carry-forwards of approximately $3,054,000 (2005 - $2,975,000), which expire between 2017 and 2026.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2005 - 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2006	2005
Computed “expected” tax benefit	$25,000	$22,000
Change in valuation allowance	(25,000)	(22,000)

Income tax provision	$-	$-

10.	SUBSEQUENT EVENT

Subsequent to the year end, the Company completed an offering of 800,000 units at a price of $0.05 per unit for the total proceeds of $40,000. Each unit is comprised of one common share and one share purchase warrant exercisable into an additional common share at a price of $0.15 for a period of 3 years from the date of closing.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8	Loan Agreement with VCF Capital Corp.

10.9	Form of Securities Purchase Agreement

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ending March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ending June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ending September 30, 2001.