Form 10QSB
period 2007-03-31
AMERICAN PETRO-HUNTER INC
filed 2007-05-21
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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

As of May 16, 2007 the Registrant had 8,265,019 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMERICAN PETRO HUNTER, INC.
FORM 10-QSB

MARCH 31, 2007

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements	1

Interim Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	1

Interim Statements of Operations for the three-month period ended March 31, 2007 and 2006 and for the period from January 24, 1996 (inception) to March 31, 2007 (Unaudited).	2

Interim Statements of Cash Flows for the three-month period ended March 31, 2007 and 2006 and for the period from January 24, 1996 (inception) to March 31, 2007 (Unaudited).	3

Notes to Interim Financial Statements	4

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	8

Item 3. Controls and Procedures	16

Signature Page	17

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

ii

AMERICAN PETRO-HUNTER INC.

(A company at the development stage)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Expressed in US Dollars)

iii

AMERICAN PETRO-HUNTER INC.
(A company at the development stage)
Interim Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited - Expressed in US Dollars)

	March 31,	December 31,
	2007	2006

ASSETS

Current
Cash	$32,071	$20,783
Taxes recoverable	5,111	1,905
	$37,182	$22,688

LIABILITIES

Current
Accounts payable and accrued liabilities	$227,334	$218,931
Accounts payable to related parties	81,750	74,166
Note payable	26,339	25,600
Loan guarantee	88,342	88,530
	423,765	407,227

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
200,000,000 voting common shares, par value of $0.001 each
Issued and outstanding:
8,265,019 common shares at March 31, 2007 and December 31, 2006	8,265	8,265
Shares subscriptions received in advance	40,000	-
Additional Paid-In Capital	3,036,128	3,036,128
Accumulated Other Comprehensive Loss	(39,886)	(40,229)
Accumulated Deficit	(3,431,090)	(3,388,703)
	(386,583)	(384,539)

	$37,182	$22,688

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.
(A company at the development stage)
Interim Statement of Operations
for the thee-month period ended March 31, 2007 and 2006
and for the period from January 24, 1996 (Date of Inception) to March 31, 2007
(Unaudited - Expressed in US Dollars)

	FOR THE THREE MONTH PERIOD ENDED MARCH 31		PERIOD FROM INCEPTION JANUARY 24 1996 TO MARCH 31
	2007	2006	2007
Revenue	$-	$-	$-

Expenses
Administration	36,387	14,179	1,578,701
Executive compensation	6,000	6,421	390,488
Finders’ fees	-	-	48,000
Rent	-	514	61,698
Research and development	-	-	566,875
	42,387	21,114	2,645,762

Loss For The Period Before Under-Noted Items	(42,387)	(21,114)	(2,645,762)

Write Off Loans And Advances	-	-	(327,451)
Write Down Of Investments	-	-	(7,500)
Loss From Discontinued Operations	-	-	(365,519)
Loss From Loan Guarantee (Note 6)	-	-	(84,858)

Net Loss For The Period	(42,387)	(21,114)	(3,431,090)

Other Comprehensive Loss, net of tax
Foreign currency translation adjustment	343	931	(39,886)

Comprehensive Loss For The Period	$(42,044)	$(20,183)	$(3,470,976)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	8,265,019	8,265,000

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.
(A company at the development stage)
Interim Statement of Cash Flows
for the three-month period ended March 31, 2007 and 2006
and for the period from January 24, 1996 (Date of Inception) to March 31, 2007
(Unaudited - Expressed in US Dollars)

	FOR THE THREE MONTH PERIOD ENDED MARCH 31		PERIOD FROM INCEPTION JANUARY 24 1996 TO MARCH 31
	2007	2006	2007
Cash Flows From (Used In) Operating Activities
Net loss for the period before discontinued operations	$(42,387)	$(21,114)	$(3,065,571)
Items not involving cash:
Shares issued for services rendered	-	-	992,558
Loss (gain) from loan guarantee	-	-	88,342
Write down of investment in AEI Trucolor	-	-	7,500
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders’ fees	-	-	48,000
Changes in non-cash working capital items:
Taxes recoverable	(3,253)	(1,125)	(5,111)
Accounts payable and accrued liabilities	15,686	17,582	1,818,751
Prepaid expenses	-	(215)	-
	(29,954)	(4,872)	(35,531)

Cash Flows From (Used In) Financing Activities
Share subscriptions received in advance	40,000	-	542,400
Share issue costs	-	-	(95,732)
Loans from related parties	-	-	-
Proceeds from note payable	739	-	26,339
	40,739	-	473,007

Cash Flows From Discontinued Operations	-	-	(365,519)

Effect Of Exchange Rate Changes On Cash	503	931	(39,886)

Increase (Decrease) In Cash	11,288	(3,941)	32,071

Cash, Beginning Of Period	20,783	49,551	-

Cash, End Of Period	$32,071	$45,610	$32,071

Supplemental Disclosure Of Non-Cash Activities
Shares issued in settlement of debt	$-	$-	$1,509,667
Shares issued for services rendered	$-	$-	$992,558
Shares issued for investment	$-	$-	$7,500

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations of the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a firm presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

2.	NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

American Petro-Hunter Inc. was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Corporation’s business offices are located in Vancouver, British Columbia, Canada.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated comprehensive losses of $3,470,976 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is investigating the acquisition of natural resource projects with the intent of developing such projects. During the first quarter of fiscal 2007, the Company investigated a number of potential acquisitions but did not proceed with an acquisition as all were deemed unsuitable for acquisition by the Company.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a)	Accounting Principles

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

c)	Use of Estimates

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

d)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which established standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements.

e)	Financial Instruments

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Financial Instruments (Continued)

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

4.	DUE TO RELATED PARTIES

a)	During the three month period ended March 31, 2007, the Company accrued management fees of $6,000 (2006 - $6,421) to a director.

b)	During the three month period ended March 31, 2007, the Company paid accounting fees, rental, and office expenses totalling $Nil (2006 - $6,837) to a company owned by a former director and officer.

c)	During the three month period ended March 31, 2007, the Company paid a total of $6,000 (2006 - $Nil) in consulting fees to a company controlled by a director.

d)	Accounts payable to related parties are payable to a director, a company owned by a director, and a company owned by a former director and officer.

All amounts owing to related parties are interest-free, unsecured and repayable on demand.

e)
During the three month period ended March 31, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.	NOTE PAYABLE

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”). Under the terms of the agreement, VCF loaned the Company $25,000, repayable on May 18, 2007 and which accrued interest at 12% per annum, calculated monthly.

As at March 31, 2007, the note remained unpaid and accrued interest totaled $1,340.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

6.	LOAN GUARANTEE

In the year ended December 31, 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favour of 714674 Alberta Ltd. (operating as Calgary Chemical) of CDN$102,000 (US$88,342).

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

Financial Condition as of March 31, 2007.

We reported total current assets of $37,182 at March 31, 2007 consisting of cash of $32,071 and other assets totaling $5,111. Total current liabilities reported of $423,765 consisted of accounts payables of $227,334, amounts due to related parties of $81,750, a note payable of $26,339, and a loan guarantee of $88,342. The Company had a working capital deficit of $386,583 at March 31, 2007.

Stockholders' Deficiency increased from $384,539 at December 31, 2006 to $386,583 at March 31, 2007. This increase is due to net losses of approximately $42,387 and other comprehensive gains of approximately $343 and share subscriptions received in advance for net proceeds of $40,000.

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

Cash and Cash Equivalents

As of March 31, 2007, we had cash of $32,071 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Three Months Ended March 31, 2007

For the three-month period ended March 31, 2007, the Company incurred a net loss of $42,387.

Administration expenses for the three-month period amounted to $36,387 compared to $14,179 in the same period of 2006. The increase in administration costs were mainly attributed to higher auditing and accounting costs accrued relating to the preparations of December 31, 2006 year end statements. Executive compensation for the three-month period is $6,000 compared to $6,421 in the same period of 2006.

Period from inception, January 24, 1996 to March 31, 2007

We have incurred losses in each period since inception and have an accumulated deficit of $3,431,090 at March 31, 2007. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At March 31, 2007, the balance of amounts owing to related parties amounted to $81,750. There are no specific terms of repayment, the amounts are unsecured and interest free..

The Company had a working capital deficiency of $386,583 at March 31, 2007.

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

We incurred net losses of $3,431,090 for the period from January 24, 1996 (inception) to March 31, 2007, and $72,398 for the year ended December 31, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

[Signature Page Immediately Follows]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC. (Small Business Issuer)

Date: May 21, 2007	By:	/s/ Patrick A. McGowan
Patrick A. McGowan, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ Patrick A. McGowan
Patrick A. McGowan, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)