Form 10QSB
period 2007-06-30
AMERICAN PETRO-HUNTER INC
filed 2007-08-20
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Yes  ☒ No ☐

As of August 17, 2007 the Registrant had 8,265,019 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

AMERICAN PETRO HUNTER, INC.
FORM 10-QSB

JUNE 30, 2007

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Interim Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006	1

Interim Statements of Operations for the three-month period ended June 30, 2007 and 2006 and for the period from January 24, 1996 (inception) to June 30, 2007 (Unaudited).	2

Interim Statements of Cash Flows for the three-month period ended June 30, 2007 and 2006 and for the period from January 24, 1996 (inception) to June 30, 2007 (Unaudited).	3

Notes to Interim Financial Statements	4

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	13

Item 3. Controls and Procedures	21

Signature Page	22

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

ii

AMERICAN PETRO-HUNTER INC.

(A company at the development stage)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

( Expressed in US Dollars )

iii

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	June 30,	Dec 31,
	2007	2006

ASSETS

Current
Cash	$19,291	$20,783
Taxes recoverable	5,966	1,905
	$25,257	$22,688

LIABILITIES

Current
Accounts payable and accrued liabilities	$241,837	$218,931
Accounts payable to related parties	95,264	74,166
Note payable	27,071	25,600
Loan guarantee	95,739	88,530
	459,911	407,227

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
200,000,000 voting common shares, par value of $0.001 each Issued and outstanding
8,265,019 common shares as at June 30, 2007 and December 31, 2006	8,265	8,265
Share Subscriptions Received	40,000	-
Additional Paid-In Capital	3,036,128	3,036,128
Accumulated Other Comprehensive Loss	(63,447)	(40,229)
Accumulated Deficit	(3,455,600)	(3,388,703)
	(434,654)	(384,539)

	$25,257	$22,688

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	FOR THE THREE MONTH PERIOD ENDED JUNE 30		FOR THE SIX MONTH PERIOD ENDED JUNE 30		PERIOD FROM INCEPTION JANUARY 24 1996 TO JUNE 30
	2007	2006	2007	2006	2007
Revenue	$-	$-	-	-	$-

Expenses
Administration	20,010	8,035	56,397	22,214	1,598,711
Executive compensation	4,500	-	10,500	6,421	394,988
Finders’ fees	-	-	-	-	48,000
Rent	-	360	-	874	61,698
Research and development	-	-	-	-	566,875
	24,510	8,395	66,897	29,509	2,670,272

Loss For The Period Before Under-Noted Items	(24,510)	(8,395)	(66,897)	(29,509)	(2,670,272)

Write Off Loans And Advances	-	-	-	-	(327,451)
Write Down Of Investments	-	-	-	-	(7,500)
Loss From Discontinued Operations	-	-	-	-	(365,519)
Loss From Loan Guarantee (Note 6)	-	-	-	-	(84,858)

Net Loss For The Period	(24,510)	(8,395)	(66,897)	(29,509)	(3,455,600)

Other Comprehensive Loss, net of tax
Foreign currency translation adjustment	(23,561)	(10,195)	(23,218)	(9,264)	(63,447)

Comprehensive Loss For The Period	$(48,071)	(18,590)	(90,115)	(38,773)	$(3,519,047)

Basic And Diluted Loss Per Share	$(0.006)	(0.002)	(0.011)	(0.005)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	8,265,000	8,265,000	8265,000	8,265,000

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	FOR THE SIX MONTH PERIOD ENDED JUNE 30		PERIOD FROM INCEPTION JANUARY 24 1996 TO JUNE 30
	2007	2006	2007
Cash Flows From (Used In) Operating Activities
Net loss for the period before discontinued operations	$(66,897)	(29,509)	(3,090,081)
Items not involving cash:
Shares issued for services rendered	-	-	992,558
Loss from loan guarantee	7,209	-	95,739
Write down of investment in AEI Trucolor	-	-	7,500
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders’ fees	-	-	48,000
Changes in non-cash working capital items:
Taxes recoverable	(4,061)	(875)	(5,966)
Accounts payable and accrued liabilities	44,004	37,681	1,846,768
Prepaid expenses	-	(120)	-
	(19,745)	7,177	(25,482)

Cash Flows From (Used In) Financing Activities
Issuance of common shares	40,000	-	542,400
Share issue costs	-	-	(95,732)
Loans from related parties	-	-	-
Proceeds from note payable	1,471	(4,963)	27,071
	41,471	(4,963)	473,739

Cash Flows From Discontinued Operations	-	-	(365,519)

Effect Of Exchange Rate Changes On Cash	(23,218)	(9,264)	(63,447)

Increase (Decrease) In Cash	(1,492)	(7,050)	19,291

Cash, Beginning Of Period	20,783	49,551	-

Cash, End Of Period	$19,291	42,501	19,291

Supplemental Disclosure Of Non-Cash Activities
Shares issued in settlement of debt	$-	-	1,509,667
Shares issued for services rendered	$-	-	992,558
Shares issued for investment	$-	-	7,500

The accompanying notes are an integral part of these financial statements

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations of the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a firm presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

2.	NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

American Petro-Hunter Inc. (“the Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. Active operations commenced on July 10, 1996. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc. The Company’s business offices are located in Surrey, British Columbia, Canada.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated losses of $3,455,600 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is investigating the acquisition of natural resource projects with the intent of developing such projects. During the 2007 fiscal year, the Company investigated a number of potential acquisitions but did not proceed with an acquisition as all were deemed unsuitable for acquisition of the Company.

3.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a)	Principles in Accounting

These financial statements are stated in United States dollars (“U.S. dollars”) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Certain translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Stock-Based Compensation

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

f)	Impairment and Disposal of Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that might suggest impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value.

g)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which established standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Financial Instruments (Continued)

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollars.

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

5.	DUE TO RELATED PARTIES

a)	During the six month period ended June 30, 2007, the Company accrued management fees of $10,500 (2006 - $6,421) to a director.

b)	During the six month period ended June 30, 2007, the Company paid accounting fees, rental, and office expenses of $Nil (2006 - $6,837) to a company owned by a former director and officer.

c)	During the six month period ended June 30, 2007, the Company paid a total of $10,500 (2006 - $2,000) in consulting fees to two companies controlled by a director and to a director.

d)	Accounts payable to related parties are payable to a director, a company owned by a director, and a company owned by a former director and officer.

All amounts owing to related parties are interest-free, unsecured and repayable on demand.

e)
During the six month period ended June 30, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	NOTE PAYABLE

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”). Under the terms of the agreement, VCF loaned the Company $25,000, repayable on May 18, 2007 and which accrued interest at 12% per annum, calculated monthly.

As at June 30, 2007, the note remained unpaid and accrued interest totaled $1,340.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

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

The Company intends to defend itself against the claim from CWB.

8.	COMMON STOCK

Authorized

The total authorized stock is 200,000,000 of common shares with par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock consists of 8,265,019 of common shares with par value of $0.001.

During the six month period ended June 30, 2007, the Company issued no common stock.

9.	SUBSCRIPTIONS RECIEVED

The Company received subscriptions for 800,000 shares at $0.05 each from two subscribers. Each unit is comprised of one share and one share purchase warrant exercisable into an additional common share at a price of $0.15 for a period of 3 years from March 31, 2007, the date of closing. No shares were issued as of June 30, 2007.

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

Financial Condition as of June 30, 2007.

We reported total current assets of $25,257 at June 30, 2007 consisting of cash of $19,291 and other taxes recoverable totaling $5,966. Total current liabilities reported of $459,911 consisted of accounts payables of $241,837, amounts due to related parties of $95,264, a note payable of $27,071, and a loan guarantee of $95,739. The Company had a working capital deficit of $434,654 at June 30, 2007.

Stockholders' Deficiency increased from $384,539 at December 31, 2006 to $434,654 at June 30, 2007. This increase is due to net losses of approximately $24,510 and other comprehensive losses of approximately $23,561 and share subscriptions received in advance for net proceeds of $40,000.

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

Cash and Cash Equivalents

As of June 30, 2007, we had cash of $19,291 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Three Months Ended June 30, 2007

For the three-month period ended June 30, 2007, the Company incurred a net loss of $24,510.

Administration expenses for the three-month period amounted to $20,010 compared to $8,035 in the same period of 2006. The increase in administration costs were mainly attributed to higher auditing and accounting costs accrued relating to the preparations of December 31, 2007 year end statements. Executive compensation for the three-month period is $4,500 compared to $0 in the same period of 2006.

Period from inception, January 24, 1996 to June 30, 2007

We have incurred losses in each period since inception and have an accumulated deficit of $3,455,600 at June 30, 2007. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At June 30, 2007, the balance of amounts owing to related parties amounted to $95,264. There are no specific terms of repayment, the amounts are unsecured and interest free..

The Company had a working capital deficiency of $434,654 at June 30, 2007.

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

Risks Relating to Our Business :

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $3,455,600 for the period from January 24, 1996 (inception) to June 30, 2007, and $68,818 for the year ended December 31, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution .

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing .

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

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations .

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

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable .

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company .

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

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position .

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

Although our common stock is quoted on the OTBB under the symbol “AAPH,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock .

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

AMERICAN PETRO-HUNTER INC. (Small Business Issuer)

Date: August 20, 2007	By:	/s/ Patrick A. McGowan
Patrick A. McGowan, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 20, 2007	By:	/s/ Patrick A. McGowan
Patrick A. McGowan, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)