Form 10QSB
period 2007-09-30
AMERICAN PETRO-HUNTER INC
filed 2007-11-19
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐
As of November 14, 2007 the Registrant had 8,265,019 outstanding shares of common stock, $0.001 par value per share

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

AMERICAN PETRO HUNTER, INC.
FORM 10-QSB

SEPTEMBER 30, 2007

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements	1

Interim Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006	1

Interim Statements of Operations for the three-month period ended September 30, 2007 and 2006 and for the period from January 24, 1996 (inception) to September 30, 2007 (Unaudited).	2

Interim Statements of Cash Flows for the three-month period ended September 30, 2007 and 2006 and for the period from January 24, 1996 (inception) to September 30, 2007 (Unaudited).	3

Notes to Interim Financial Statements	4

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	9

Item 3. Controls and Procedures	17

Signature Page	18

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

AMERICAN PETRO-HUNTER INC.

(A company at the development stage)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

( Expressed in US Dollars )

iii

AMERICAN PETRO-HUNTER INC.
(A company at the development stage)

Interim Balance Sheets
(Unaudited - Expressed in US Dollars)

The accompanying notes are an integral part of these financial statements

	SEPTEMBER 30	DECEMBER 310 31
	2007	2006

ASSETS

Current
Cash	$9,409	$20,783
Taxes recoverable	1,986	1,905
	$11,395	$22,688

LIABILITIES

Current
Accounts payable and accrued liabilities	$260,436	$218,931
Accounts payable to related parties (Note 4)	103,600	74,166
Note payable (Note 5)	27,811	25,600
Loan guarantee (Note 6)	102,377	88,530
	494,224	407,227

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
200,000,000 voting common shares, par value of $0.001 each
8,265,019 common shares at 31 December 2006	8,265	8,265
Subscriptions Received	40,000	-
Additional Paid-In Capital	3,036,128	3,036,128
Accumulated Other Comprehensive Loss	(85,382)	(40,229
Accumulated Deficit	(3,481,840)	(3,388,703)
	(482,829)	(384,539

	$11,395	$22,688

AMERICAN PETRO-HUNTER INC.
(A company at the development stage)

Interim Statement of Operations
(Unaudited - Expressed in US Dollars)
The accompanying notes are an integral part of these financial statements

	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30		FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30		PERIOD FROM INCEPTION JANUARY 24 1996 TO SEPTEMBER 30
	2007	2006	2007	2006	2007
Revenue	$-	$-	-	-	$-

Expenses
Administration	21,740	15,180	78,138	37,394	1,620,451
Executive compensation	4,500	-	15,000	6,421	399,488
Finders’ fees	-	-	-	-	48,000
Rent	-	-	-	874	61,698
Research and development	-	-	-	-	566,875
	26,240	15,180	93,138	44,689	2,696,512

Loss For The Period Before Under-Noted Items	(26,240)	(15,180)	(93,138)	(44,689)	(2,696,512)

Write Off Loans And Advances	-	-	-	-	(327,451)
Write Down Of Investments	-	-	-	-	(7,500)
Loss From Discontinued Operations	-	-	-	-	(365,519)
Loss From Loan Guarantee (Note 6)	-	-	-	-	(84,858)

Net Loss For The Period	(26,240)	(15,180)	(93,138)	(44,689)	(3,481,840)

Other Comprehensive Loss, net of tax
Foreign currency translation adjustment	(21,935)	442	(45,153)	(8,822)	(85,382)

Comprehensive Loss For The Period	$(48,175)	(14,738)	(138,291)	(53,511)	(3,567,222)

Basic And Diluted Loss Per Share	$(0.006)	(0.002)	(0.017)	(0.006)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	8,265,000	8,265,000	8,265,000	8,265,000

AMERICAN PETRO-HUNTER INC.
(A company at the development stage)

Interim Statement of Cash Flows
(Unaudited - Expressed in US Dollars)
 The accompanying notes are an integral part of these financial statements

	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30		PERIOD FROM INCEPTION JANUARY 24 1996 TO SEPTEMBER 30
	2007	2006	2007
Cash Flows From (Used In) Operating Activities
Net loss for the period before discontinued operations	$(93,138)	(44,689)	(3,116,322)
Items not involving cash:
Shares issued for services rendered	-	-	992,558
Loss from loan guarantee	13,847	-	102,377
Write down of investment in AEI Trucolor	-	-	7,500
Compensation stock purchase warrants issued	-	-	80,000
Stock purchase warrants issued for finders’ fees	-	-	48,000
Changes in non-cash working capital items:	-	-	-
Taxes recoverable	(81)	-	(1,986)
Accounts receivable	-	(1,076)	-
Accounts payable and accrued liabilities	41,505	41,694	1,873,704
Accounts payable to related parties (Note 4)	29,435	(7,165)	-
Prepaid expenses	-	(120)	-

	(8,432)	(11,359)	(14,169)

Cash Flows From (Used In) Financing Activities
Issuance of common shares	40,000	-	542,400
Share issue costs	-	-	(95,732)
Loans from related parties	-	-	-
Proceeds from note payable	2,211	-	27,811
	42,211		474,479

Cash Flows From Discontinued Operations	-	-	(365,519)

Effect Of Exchange Rate Changes On Cash	(45,153)	(8,822)	(85,382)

Increase (Decrease) In Cash	(11,374)	(20,181)	9,409

Cash, Beginning Of Period	20,783	49,551	-

Cash, End Of Period	$9,409	29,370	9,409

Supplemental Disclosure Of Non-Cash Activities
Shares issued in settlement of debt	$-	-	1,509,667
Shares issued for services rendered	$-	-	992,558
Shares issued for investment	$-	-	7,500

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

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

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated losses of $3,567,222 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

These financial statements are stated in United States dollars (“U.S. dollars”). Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Income Taxes

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s financial statements.

b)
In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

c)
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

d)In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

e)
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

f)
In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

4.	DUE TO RELATED PARTIES

a)	During the nine month period ended September 30, 2007, the Company paid or accrued management fees of $15,000 (2006 - $6,421) to a director.

b)	During the nine month period ended September 30, 2007, the Company paid accounting fees, rental, and office expenses of $Nil (2006 - $6,837) to a company owned by a former director and officer.

c)	During the nine month period ended September 30, 2007, the Company paid a total of $12,406 (2006 - $3,000) in consulting fees to two companies controlled by a director and to a director.

d)	Accounts payable to related parties are payable to a director, a company owned by a director, and a company owned by a former director and officer.

All amounts owing to related parties are interest-free, unsecured and repayable on demand.

e)
During the nine month period ended September 30, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.	NOTE PAYABLE

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”). Under the terms of the agreement, VCF loaned the Company $25,000, repayable on May 18, 2007 and which accrued interest at 12% per annum, calculated monthly.

As at September 30, 2007, the note remained unpaid and accrued interest totaled $2,811.

6.	LOAN GUARANTEE

In the year ended December 31, 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favour of 714674 Alberta Ltd. (operating as Calgary Chemical) of CDN$102,000.

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

7.	COMMON STOCK

Authorized

The total authorized stock is 200,000,000 of common shares with par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock consists of 8,265,019 of common shares with par value of $0.001.

During the nine month period ended September 30, 2007, the Company issued no common stock.

8.	SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company received subscriptions for 400,000 Units at a price of $0.05 per Unit. Each Unit is comprised of 1 common share and 1 share purchase warrant exercisable at a price $0.15 per share for a period of two years.
.

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

Financial Condition as of September 30, 2007.

We reported total current assets of 11,395 at September 30, 2007 consisting of cash of $9,409 and other taxes recoverable totaling $1,986. Total current liabilities reported of $494,224 consisted of accounts payables of $260,436, amounts due to related parties of $103,600, a note payable of $27,811, and a loan guarantee of $102,377. The Company had a working capital deficit of $481,829 at September 30, 2007.

Stockholders' Deficiency increased from $384,539 at December 31, 2006 to $482,829 at September 30, 2007. This increase is due to net losses of approximately $93,138 and other comprehensive losses of approximately $45,153 and share subscriptions proceeds received of $40,000.

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

Cash and Cash Equivalents

As of September 30, 2007, we had cash of $9,409 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Three Months Ended September 30, 2007

For the three-month period ended September 30, 2007, the Company incurred a net loss of $26,240.

Administration expenses for the three-month period amounted to $21,740 compared to $17,494 in the same period of 2006. Executive compensation for the three-month period is $4,500 compared to $6,540 in the same period of 2006.

Period from inception, January 24, 1996 to September 30, 2007

We have incurred losses in each period since inception and have an accumulated deficit of $3,481,840 at September 30, 2007 and have accumulated other comprehensive loss of $85,382 for the same period. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

The Company is experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At September 30, 2007, the balance of amounts owing to related parties amounted to $`03,600. There are no specific terms of repayment, the amounts are unsecured and interest free..

The Company had a working capital deficiency of $428,829 at September 30, 2007.

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

We incurred net losses of $3,481,840 for the period from January 24, 1996 (inception) to September 30, 2007, and $93,138 for the year ended September 30, 2007. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

[Signature Page Immediately Follows]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC. (Small Business Issuer)

Date: November 19, 2007	By:	/s/ Patrick A. McGowan
Patrick A. McGowan, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 19, 2007	By:	/s/ Patrick A. McGowan
Patrick A. McGowan, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)