Form 10KSB
period 2007-12-31
AMERICAN PETRO-HUNTER INC
filed 2008-04-15
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22723

AMERICAN PETRO-HUNTER, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0171619
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

225 Marine Drive, Suite 210
Blaine, Washington, USA	98230
(Address of Principal Executive Offices)	(Zip Code)

(360) 332-0905
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001
(Title of Class)

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Net revenues for the most recent fiscal year ending December 31, 2007 were $0.

The aggregate market value of voting stock held by non-affiliates of the registrant was $661,202 as of April 14, 2008, 2008 (computed by reference to the average bid and ask price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

Number of shares of issuer’s common stock outstanding as of April 14, 2008: 8,265,019

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

i

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

Our Strategy

Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies. We will focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects. Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop. Our officers and directors expect to travel to different locations throughout North America to evaluate potential acquisitions. Further, our management will participate in a variety of different conferences throughout 2008 to increase our exposure to potential opportunities.

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

Customers

As of December 31, 2007, we had no customers.

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

We incurred net losses of $3,585,517 for the period from January 24, 1996 (inception) to December 31, 2007, and $156,585 for the year ended December 31, 2007. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 3, 2008, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Although our common stock is quoted on the OTCBB under the symbol “AAPH,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

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

Effective December 2007 we moved our offices to 225 Marine Drive, Suite 210, Blaine, Washington, under a consulting agreement with our President. We do not pay rent for the use of its office but may be responsible for certain telephone charges and miscellaneous office expenses. We share this office space with other companies, and occupy approximately 750 square feet.

ITEM 3 — LEGAL PROCEEDINGS

None.

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

Fiscal 2007	High	Low
First Quarter (March 31, 2007)	$.25	$.14
Second Quarter (June 30, 2007)	$.14	$.125
Third Quarter (September 30, 2007)	$.128	$.125
Fourth Quarter (December 31, 2007)	$.15	$.08

Fiscal 2006	High	Low
First Quarter (March 31, 2006)	$.20	$.12
Second Quarter (June 30, 2006)	$.20	$.12
Third Quarter (September 30, 2006)	$.29	$.12
Fourth Quarter (December 31, 2006)	$.24	$.13

The closing price for our common stock on December 31, 2007 was $0.09.

Stockholders

As of December 31, 2007, there were 8,265,019 shares of common stock issued and outstanding held by 67 stockholders of record (not including street name holders).

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

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2007 and December 31, 2006. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith. Revenue and expense transactions in Canadian dollars are converted to U.S. dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were US$1.0194 for one Canadian dollar at December 31, 2007 and US$0.8619 at December 31, 2006.

Financial Condition as of December 31, 2007

We reported total current assets of $8,691 at December 31, 2007 consisting of cash of $6,207, and taxes recoverable totaling $2,484. Total current liabilities reported of $489,815 consisted of accounts payables of $255,695, amounts payable to related parties of $105,896, note payable of $25,000, and a loan guarantee of $103,224. The Company had a working capital deficit of $481,124 at December 31, 2007.

Stockholders' Deficiency increased from $384,539 at December 31, 2006 to $481,124 at December 31, 2007. This increase is due to net losses of approximately $107,554 and other comprehensive losses of approximately $49,031. Additionally, we received $60,000 in advance for shares of our common stock to be issued.

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

Cash and Cash Equivalents

As of December 31, 2007, we had cash of $6,207 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Fiscal Year Ended December 31, 2007

For the fiscal year ended December 31, 2007, we incurred a net loss of $107,554.

Administration expenses for the fiscal year end amounted to $92,554 compared to $61,523 in 2006. Executive compensation for the fiscal year end is $15,000 compared to $10,000 in 2006.

For the Fiscal Year Ended December 31, 2006

For the fiscal year ended December 31, 2006, we incurred a net loss of $72,397.

Administration expenses for the fiscal year end amounted to $61,523 compared to $42,329 in 2005. Executive compensation for the fiscal year end is $10,000 compared to $26,268 in 2005.

Period from inception, January 24, 1996 to December 31, 2007

We have incurred losses in each period since inception and have an accumulated deficit, consisting of deficit and accumulated comprehensive losses, of $3,585,517 at December 31, 2007. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

We are experiencing illiquidity and has been dependent upon shareholders and directors to provide funds to maintain its activities. At fiscal year ended December 31, 2007, the balance of amounts owing to related parties amounted to $105,896. There are no specific terms of repayment for amounts owing to related parties.

We had a working capital deficiency of $481,124 at December 31, 2007.

As a development stage company, we currently have limited operations, principally directed at evaluating potential acquisition targets and revenue-generating opportunities.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of the target companies we may pursue. Such working capital will most likely be obtained through equity or debt financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Transactions

There are no off balance sheet items.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ending December 31, 2007.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At December 31, 2007	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Short Term Debt	$25,000	$25,000	$	$	$—

The above table outlines our obligations as of December 31, 2007 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7 — FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On March 27, 2008, Morgan & Company (“Morgan”) resigned as our independent accountant.

Morgan’s report on our financial statements for the fiscal years ended December 31, 2006 and 2005 contained a modified opinion on our uncertainty to continue as a going concern because of recurring losses from operations, negative cash flows, stockholders’ deficiency and dependence upon obtaining adequate financing to fulfill our exploration activities.

Our Board of Directors approved the decision to change independent accountants on March 27, 2008.

During the last two fiscal years ended December 31, 2005 and 2006, and further through the subsequent interim periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and the date of resignation of Morgan, there have been no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Morgan, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report as required by Item 304(a)(1)(iv) of Regulation S-K.

During the last two fiscal years ended December 31, 2005 and 2006, and further through the subsequent interim periods ended March 31, 2007, June 30, 2007 and September 30, 2007, Morgan did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

On March 27, 2008, we engaged Berkovits & Company, LLP (“Berkovits”) as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2007. During the last two fiscal years ended December 31, 2005 and 2006, and further through the subsequent interim periods ended March 31, 2007, June 30, 2007 and September 30, 2007, we did not consult with Berkovits regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by Berkovits concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 8A — CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 8B — OTHER INFORMATION

One December 1, 2007, we entered into a Management and Governance Consultant Agreement with Sound Energy Advisors, LLC, an affiliated entity of our President (the “Consultant”), whereby it was agreed that the Consultant would provide us with management and consulting services for a monthly fee of $2,500. The agreement was effective on December 1, 2007 and expires on November 30, 2009 and is subject to termination upon 30-day prior written notice by either party.

Subsequent to year end, we completed an equity financing for 600,000 units at $0.05 per unit for total proceeds of $30,000 to foreign accredited investors. Each unit is comprised of one share of our common stock and a warrant to purchase one share of our common stock at a price per share of $0.15 for a period of 3 years from the date of issuance.  We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

PART III

ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Gregory Leigh Lyons	49	Chairman of the Board; President, Chief Financial Officer and Secretary

Gregory Leigh Lyons
Mr. Lyons was appointed as our President, Secretary and Treasurer effective December 5, 2007.  Prior to joining us, Mr. Lyons founded Sound Energy Advisors LLC, which provides corporate governance and management consulting services to start-up and small cap companies. In addition, Mr. Lyons spent over 23 years working in a variety of upper management and executive positions for small and large, publicly-traded and private, foreign and domestic companies, and in many foreign countries including Venezuela, Ecuador, Bolivia, Argentina, Colombia and Iran. From August 2005 to May 2006, Mr. Lyons was the Chief Executive Officer and a director of Digital Ecosytems Corp. (OTC BB: DGEO), a global oil and gas exploration company specializing in acquiring unconventional oil and gas prospects in North America and Australia. From 2000 to 2005, Mr. Lyons was Chief Operating Officer and Project Director for Gas TransBoliviano S.A., a Shell/Enron controlled gas transmission company headquartered in Bolivia. Mr. Lyons currently serves on the Board of Directors of Radial Energy Inc. (OTCBB: RENG). Mr. Lyons received his Bachelor of Arts (BA) in Earth Science from the University of California, Santa Cruz in 1984 and is an Alumnus of the Harvard Business School having completed the Advanced Management Program (AMP) in 2004.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, Gregory Leigh Lyons currently meets the definition of an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation SB. Mr Lyons is not an independent director. We are seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors and financial experts.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our President and Director, Gregory Leigh Lyons failed to file on a timely basis a Form 3 as required pursuant to Section 16(a) of the Securities Exchange Act. Mr. Lyons had one late report during the fiscal year ended December 31, 2007.
     Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

Given our limited operations and resources and because we are in the development stage, we have not yet adopted a code of ethics. Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our employees.

ITEM 10 — EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2007 and December 31, 2006. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensa tion ($) (g)	Non-qualified Deferred Compensatio n Earnings ($) (h)	All Other Compensa ion ($) (i)	Total ($) (j)
Patrick McGowan,	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$15,000	$15,000
Former Chairman of the Board, President, and Chief Financial Officer(1)	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$10,000	$10,000
Gregory Leigh Lyons	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$2,500	$2,500
Chairman of the Board, President, and Chief Financial Officer
Mike Veldhuis, Director	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$19,406	$19,406
	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$8,079	$8,079
Barry Whelan, Director	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$0	$0
	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$579	$579

(1)	Mr. McGowan, Mr. Veldhius and Mr. Whelan resigned all their positions with us on December 7, 2007.

Mr. Lyons billed a total of $2,500 for the fiscal year ended December 31, 2007 in accordance with a consulting agreement approved by the board of directors on December 21, 2007, whereby Mr. Lyons, through his affiliate, Sound Energy Advisors, LLC (“SEA”), agreed to provide us with management and governance consulting services, including of liaising with our officers and employees concerning matters relating to the management and corporate governance of our day to day operations, accounting, regulatory compliance, marketing and investor relations issues. In consideration of services rendered, we agreed to pay SEA a fee in the amount of $2,500 per month, together with applicable taxes and out-of-pocket expenses for specialized services. The agreement is for a two year term commencing December 1, 2007 and continuing until November 30, 2009 and is subject to termination upon 30 day prior written notice by either party.

Mr. McGowan billed a total of $15,000 and $10,000 in management fess for the fiscal years ended December 31, 2007 and 2006 respectively in accordance with a management agreement approved by the board of directors on April 1, 1998 at a rate of Cnd $7,000 per month, which was subsequently reduced to Cnd $5,000 per month effective August 1999, and in 2002, to Cnd $2,500 retroactive to October 1, 2001. The management agreement was further reduced to $833.33 per month effective January 1, 2006.

Two private companies owned by Mr. Veldhuis were paid a total of $19,406 and $7,500 of consulting fees for the fiscal years ended December 31, 2007 and 2006, respectively.

Mr. Whelan was paid a total of $0 and $579 of consulting fees for the fiscal years ended December 31, 2007 and 2006, respectively.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other compensation arrangement with directors, and the directors did not receive any compensation in the fiscal years ending December 31, 2007 and 2006.

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2008, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percentage of Common Stock Outstanding(1)

Patrick A. McGowan 211-1148 Westwood Street Coquitlam, B.C., Canada V3B 4S4	Common	225,438	2.73%

Gregory Leigh Lyons Suite 225 - 225 Marine Drive Blaine, WA 98230	Common	-	-

Mike Veldhuis Suite 2 – 2072 West 3rd Ave Vancouver, B.C., Canada V6J 1L5	Common	-	-

Barry L. Whelan 1250 – 800 West Pender Street Vancouver, B.C., Canada V6C 2V6	Common	-	-

All Executive Officers and Directors as a Group (4 persons)	Common	225,438	2.73%

(1)
Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 8,265,019 shares of common stock outstanding as of April 14, 2008. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of April 14, 2008, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2007, we entered into a Management and Governance Consultant Agreement with Sound Energy Advisors, LLC, an affiliated entity of our President (the “Consultant”), whereby it was agreed that the Consultant would provide us with management and consulting services for a monthly fee of $2,500. The agreement was effective on December 1, 2007 and expires on November 30, 2009 and is subject to termination upon 30-day prior written notice by either party.

Mr. McGowan billed us a total of $15,000 during 2007 and $10,000 during 2006 for services rendered.

Mr. Veldhuis, one of our directors, is an owner of Endurven Management Inc. and 0758445 BCLTD which were paid a total of $19,406 and $8,079 of consulting fees for the fiscal years ended December 31, 2007 and 2006, respectively.

Mr. Whelan, one of our directors, was paid a total of $579 of consulting fees for the fiscal year ended December 31, 2006.

ITEM 13 — EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8(9)	Loan Agreement with VCF Capital Corp.

10.9(9)	Form of Securities Purchase Agreement

10.10	Management and Governance Consultant Agreement

16(10)	Letter from Morgan and Company

23.1	Consent of Morgan and Company

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ended March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ended June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ended September 30, 2001.

(9)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2006.

(10)	Incorporated by reference to Form 8-K/A dated April 14, 2008.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided Morgan and Company for the fiscal periods shown.

	December 31, 2007	December 31, 2006
Audit Fees	$22,064	$34,840
Audit — Related Fees	—	—
Tax Fees	_______	—
All Other Fees	—	—
Total	$22,064	$34,840

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2007. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER, INC.

Dated: April 15, 2008	/s/ Gregory Leigh Lyons
By: Gregory Leigh Lyons
Its: President, Chief Financial Officer and Chairman of the
Board (Principal Executive Officer)

Dated: April 15, 2008	/s/ Gregory Leigh Lyons
By: Gregory Leigh Lyons
Its: President, Chief Financial Officer and Chairman of
the Board (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gregory Leigh Lyons	Director	April 15, 2008
Gregory Leigh Lyons

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

American Petro-Hunter Inc.
Index to Financial Statements
December 31, 2007

INDEX

Page
Independent Registered Public Accounting Firms’ Reports	F-2 to F-3
Financial Statements
Balance Sheets as of December 31, 2007 and 2006	F-4
Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from January 24, 1996 (inception) to December 31, 2007	F-5
Statements of Changes in Stockholders’ Deficit for the period from January 24, 1996 (inception) through December 31, 2007	F-6
Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from January 24, 1996 (inception) to December 31, 2007	F-7
Notes to Financial Statements	F-8 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. (“the Company”) (a development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion on the statements of operations, changes in stockholders’ deficit and cash flows for the period from January 24, 1996 (inception) to December 31, 2007 insofar as it relates to amounts for periods prior to January 1, 2007 is based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Berkovits & Company, LLP

Ft. Lauderdale, Florida
April 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
American Petro-Hunter Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of American Petro-Hunter Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the two years in the period ended December 31, 2006 and for the period from inception, January 24, 1996 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada	“Morgan & Company”
March 21, 2007	Chartered Accountants

Tel: (604) 687-5841 Fax: (604) 687-0075 www.morgan-cas.com	P.O. Box 10007 Pacific Centre Suite 1488 - 700 West Georgia Street Vancouver, B.C. V7Y 1A1

American Petro-Hunter Inc.
(A Development Stage Company)
Balance sheets
(Expressed in U.S. Dollars)
As of December 31,

	2007	2006

Assets

Cash	$6,207	$20,783
Taxes recoverable	2,484	1,905

Total Current Assets	$8,691	$22,688

Liabilities and Stockholders’ Deficit

Accounts payable and accrued liabilities	$255,695	$219,531
Due to related parties	105,896	74,166
Loan guarantee	103,224	88,530
Note payable	25,000	25,000

Total Current Liabilities	489,815	407,227

Common stock 200,000,000 voting shares, par value $0.001 authorized; 8,265,019 shares issued and outstanding	8,265	8,265
Common stock to be issued	60,000	-
Additional paid-in capital	3,036,128	3,036,128
Accumulated comprehensive loss	(89,260)	(40,229)
Deficit accumulated during the development stage	(3,496,257)	(3,388,703)

Total Stockholders’ Deficit	(481,124)	(384,539)

Total Liabilities and Stockholders’ Deficit	$8,691	$22,688

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from January 24, 1996 (inception) to December 31, 2007

Revenues	$-	$-	$-

Expenses:
General and administrative	92,554	61,523	1,634,868
Executive compensation	15,000	10,000	399,488
Finders’ fees	-	-	48,000
Rent	-	874	61,698
Research and development	-	-	566,875
Total expenses	107,554	72,397	2,710,929

Loss before other expenses	(107,554)	(72,397)	(2,710,929)

Other expenses:
Write-off loans and advances	-	-	(327,451)
Loss from discontinued operations	-	-	(365,519)
Loss from loan guarantee	-	-	(84,858)
Write-down of investments	-	(1)	(7,500)
Total other expenses	-	(1)	(785,328)

Net loss	(107,554)	(72,398)	(3,496,257)

Other comprehensive loss
Foreign currency translation loss	(49,031)	(6,380)	(89,260)

Comprehensive loss	$(156,585)	$(78,778)	$(3,585,517)

Basic and diluted loss per common share	$(0.013)	$(0.008)

Weighted average number of common shares used in per share calculations	8,265,019	8,265,019

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
(Expressed in U.S. Dollars)

	Common Stock					Deficit accumulated
	Number of shares issued	Par Value	Additional paid-in capital	Deferred compensation	Common stock to be issued	during the development stage	Accumulated comprehensive loss	Stockholders’ Equity (Deficit)
Share issue for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Share issued for cash, net of issue cost	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange	-	-	-	-	-	-	8,258	8,258
gain
Balance at December 31, 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Share issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Share issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	-	(3,042,140)	-	(189,516)

Share issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Share issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Share issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Share issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	$8,265	$3,036,128	$-	$60,000	$(3,496,257)	$(89,260)	$(481,124)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from January 24, 1996 (inception) to December 31, 2007

Cash flows from operating activities
Net loss	$(107,554)	$(72,398)	$(3,130,738)
Adjustments to reconcile net loss to net cash used in operating activities: Accrued interest on note payable	2,959	600	3,559
Stock purchase warrants issued	-	-	80,000
Loss from loan guarantee	14,694	3,672	103,224
Shares issued for services rendered	-	-	992,558
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	1	7,500
Changes in operating assets and liabilities:
Increase in taxes recoverable	(579)	(1,531)	(2,484)
Increase in accounts payable and accrued liabilities	33,205	22,268	1,835,969
Increase in accounts payable to related parties	31,730	-	31,730

Net cash used in operating activities	(25,545)	(47,388)	(30,682)

Cash flows from financing activities
Stock subscriptions received	60,000	-	562,400
Proceeds from note payable	-	25,000	25,000
Share issue costs	-	-	(95,732)

Net cash provided by financing activities	60,000	25,000	491,668

Cash flows from discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	(49,031)	(6,380)	(89,260)

Change in cash	(14,576)	(28,768)	6,207

Cash, Beginning of period	20,783	49,551	-

Cash, End of period	$6,207	$20,783	$6,207

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures with Respect to Cash Flows (Note 9)

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

1.	Nature and Continuance of Operations

American Petro-Hunter Inc. (“the Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. Wolf Exploration Inc., changed its name to Wolf Industries Inc. on March 17, 1997, to Travelport Systems Inc., on November 21, 2000 and to American Petro-Hunter Inc., on August 17, 2001. The Company’s business offices are located in Blaine, Washington, USA.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company’s focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at development stage and has no revenue, has limited assets and has accumulated deficit and comprehensive losses during the development period of $3,585,517 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles in accounting

These financial statements are stated in United States dollars (“U.S. dollars”) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Certain translation adjustments are reported as a separate component of stockholders’ deficit, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

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

Stock-based compensation

Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,”(“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company has not issued common stock nor granted stock options in exchange for services during the years ended December 31, 2007 and 2006.

Comprehensive income (loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which established standards for the reporting and display of comprehensive income/ loss, its components and accumulated balances in financial statements.

Concentration of Credit Risk

The Company maintains its cash in a bank deposit account in the United States, which at times, may exceed US federally insured limits.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

Net Loss per share

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

Financial instruments

The Company’s financial instruments consist of cash, taxes recoverable, accounts payable and accrued liabilities, due to related parties, note payable and loan guarantee. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising form these financial instruments. The fair values of these financial instruments approximate their carrying values because of their relatively short-term maturities.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollars.

3.	Recent Accounting Pronouncements

The following are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

3.	Recent Accounting Pronouncements (continued)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 and does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 and does not expect that it will have a significant effect on its financial position or results of operations.

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

4.	Related Party Transactions

Amounts due to related parties are payable to a director of the Company, a former director of the Company, a company owned by a director of the Company, and a company owned by a former director and officer of the Company. All amounts due to related parties are non-interest bearing, unsecured and payable on demand.

During the year ended December 31, 2007, the Company accrued and/or paid executive compensation of $15,000 (2006 - $10,000) to a former director.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

4.	Related Party Transactions (continued)

During the year ended December 31, 2006, the Company paid accounting fees, rental, and office expenses of $14,682 to a company owned by a former director and officer, which are included in general and administrative expenses.

During the year ended December 31, 2007, the Company paid a total of $19,406 (2006 - $8,079) in consulting fees to two companies controlled by a former director and to a director, which are included in general and administrative expenses.

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the "Agreement") with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500. The agreement was effective on December 1, 2007 and expires on November 30, 2009 and is subject to termination upon 30-day prior written notice by either party.

During the year ended December 31, 2007, the Company carried out a number of transactions with related parties in the normal course of business.

5.	Note Payable

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”), an affiliated company, whereby VCF loaned the Company $25,000. The loan bears interest at 12% per annum, is collateralized by a general security arrangement over all of the Company’s assets and was payable in full on May 18, 2007.

This note payable was in default at December 31, 2007. During the years ended December 31, 2007 and 2006, the Company accrued $6,870 and $600 of interest expense which is included in general and administrative expenses.

6.	Loan Guarantee

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary.

The Company divested itself of Calgary Chemical in 1998 under an agreement with its purchaser (a former president). The agreement included an indemnity guarantee, whereby the purchaser would indemnify and hold the Company harmless from any and all liability, loss, damage or expenses.

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

7.	Common Stock to be issued

During the year ended December 31, 2007, the Company received full payment towards subscriptions to purchase 1,200,000 units at a price of $0.05 per unit. Each unit consists of the right to purchase a common share and contains a purchase warrant. Each purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 through February 23, 2010. At December 31, 2007, the Company had not issued the common shares and share purchase warrants related to these subscriptions.

8.	Income Taxes

The Company’s operations for the years ended December 31, 2007 and 2006 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2007 and 2006 the Company had the following deferred tax asset:

	2007	2006

Deferred asset related to net operating loss carry-forwards	$1,186,000	$1,038,000

Less: Valuation allowance	(1,186,000)	(1,038,000)

Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of the deferred tax asset. The Company has concluded that it is more likely than not, that it will not realize the benefit of this deferred tax asset.

As of December 31, 2007, the Company has net operating loss carry-forwards of approximately $3,586,000 (2006 - $3,054,000) which may be used to reduce future income taxes payable and which expire from 2026 to 2027. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

8.	Income Taxes (continued)

The provision/benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2006 - 34%) to the net loss for the year. The difference is summarized as follows:

	2007	2006

Computed tax benefit at statutory rates	$37,000	$25,000

Less: Valuation allowance	(37,000)	(25,000)

Income tax benefit	$-	$-

9.	Supplemental Disclosure with Respect to Cash Flows

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from January 24, 1996 (inception) to December 31, 2007

Shares issued in settlement of debt	$1,509,667	$-	$1,509,667
Shares issued for services rendered	$992,558	$-	$992,558
Shares issued for investment	$7,500	$-	$7,500

10.	Subsequent Event

Subsequent to year end, the Company completed an equity financing for 600,000 units at $0.05 per unit for total proceeds of $30,000 to foreign accredited investors. Each unit is comprised of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at a price per share of $0.15 for a period of 3 years from the date of issuance.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8(9)	Loan Agreement with VCF Capital Corp.

10.9(9)	Form of Securities Purchase Agreement

10.10	Management and Governance Consultant Agreement

16(10)	Letter from Morgan and Company

23.1	Consent of Morgan and Company

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ended March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ended June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ended September 30, 2001.

(9)	Incorporated by reference to Form 10-KSB for the period ended December 31, 2006.

(10)	Incorporated by reference to Form 8-K/A dated April 14, 2008.