Form 10-Q
period 2008-03-31
AMERICAN PETRO-HUNTER INC
filed 2008-05-20
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-22723

AMERICAN PETRO-HUNTER INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of incorporation)	98-0171619 (IRS Employer ID No.)

225 Marine Drive, Suite 210, Blaine, Washington 98230
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (360) 332-0905

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer        ☐ Accelerated filer   ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes           ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common stock, $.001 par value	8,265,019

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

MARCH 31, 2008

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)	4

Statements of Operations for the three-month period ended March 31, 2008 and 2007 and for the period from January 24, 1996 (inception) to March 31, 2008 (Unaudited).	5

Statements of Cash Flows for the three-month period ended March 31, 2008 and 2007 and for the period from January 24, 1996 (inception) to March 31, 2008 (Unaudited).	6

Statements of Changes in Stockholders' Deficit for period from January 24, 1996 (inception) through March 31, 2008 (Unaudited)	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 Controls and Procedures	18

Part II. OTHER INFORMATION

Item 5.
Other Information	20

Item 6.
Exhibits	20

Signature Page	21

Exhibit 10.1 Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on April 15, 2008.

As used in this Form 10-Q, “we,” “us” and “our” refer to American Petro-Hunter Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

American Petro-Hunter, Inc.
(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Cash	$1,119	$6,207
Taxes recoverable	2,387	2,484

Total Current Assets	$3,506	$8,691

Liabilities and Stockholders’ Deficit

Accounts payable and accrued liabilities	$230,123	$222,691
Due to related parties	136,602	138,900
Loan guarantee payable	99,236	103,224
Note payable	25,000	25,000

Total Current Liabilities	490,961	489,815

Common stock
200,000,000 voting shares authorized, par value $0.001;
8,265,019 shares issued and outstanding	8,265	8,265
Common stock to be issued	60,000	60,000
Additional paid-in capital	3,036,128	3,036,128
Accumulated comprehensive loss	(78,286)	(89,260)
Deficit accumulated during the development stage	(3,513,562)	(3,496,257)

Total Stockholders’ Deficit	(487,455)	(481,124)

Total Liabilities and Stockholders’ Deficit	$3,506	$8,691

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended March 31, 2008	For the three month period ended March 31, 2007	For the period from the date of inception on January 24, 1996 to March 31, 2008

Revenues	$-	$-	$-

Expenses:
General and administrative	17,305	36,387	1,652,173
Executive compensation	-	6,000	399,488
Finders’ fees	-	-	48,000
Rent	-	-	61,698
Research and development	-	-	566,875
Total expenses	17,305	42,387	2,728,234

Loss before other expenses	(17,305)	(42,387)	(2,728,234)

Other expenses:
Write-off loans and advances	-	-	(327,451)
Loss from discontinued operations	-	-	(365,519)
Loss from loan guarantee	-	-	(84,858)
Write-down of investments	-	-	(7,500)
Total other expenses	-	-	785,328

Net loss	(17,305)	(42,387)	(3,513,562)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	10,974	343	(78,286)

Comprehensive loss	$(6,331)	$(42,044)	$(3,591,848)

Basic and diluted loss per common share	$(0.001)	$(0.005)

Weighted average number of common shares used in per share calculations	8,265,019	8,265,019

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
------
	For the three month period ended March 31, 2008	For the three month period ended March 31, 2007	For the period from the date of inception on January 24, 1996 to March 31, 2008

Cash flows from operating activities
Net loss	$(17,305)	$(42,387)	$(3,148,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	-	-	3,559
Stock purchase warrants issued	-	-	80,000
(Gain) loss from loan guarantee	(3,988)	-	99,236
Shares issued for services rendered	-	-	992,558
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
Decrease in taxes recoverable	97	(3,253)	(2,387)
Increase in accounts payable and accrued liabilities	7,432	15,686	1,843,402
Increase (decrease) in accounts payable to related parties	(2,298)	-	29,431
Net cash used in operating activities	(16,062)	(29,954)	(46,744)

Cash flows from financing activities
Stock subscriptions received	-	40,000	562,400
Proceeds from note payable	-	739	25,000
Share issue costs	-	-	(95,732)

Net cash provided by financing activities	-	40,739	491,668

Cash flows from discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	10,974	503	(78,286)

Change in cash	(5,088)	11,288	1,119

Cash, Beginning of period	6,207	20,783	-

Cash, End of period	$1,119	$32,071	$1,119

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
(Expressed in U.S. Dollars)
(Unaudited)
	Common Stock					Deficit accumulated
	Number of shares issued	Par Value	Additional paid-in capitalDeferred compensation		Common stock to be issued	during the development stage	Accumulated comprehensive loss	Stockholders’ Equity (Deficit)
Share issue for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Share issued for cash, net of issue cost	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange	-	-	-	-	-	-	8,258	8,258
gain
Balance at December 31, 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Share issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Share issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	-	(3,042,140)	-	(189,516)

Share issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Share issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Share issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Share issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Other comprehensive loss	-	-	-	-	-	-	10,974	10,974
Net loss	-	-	-	-	-	(17,305)	-	(17,305)
Balance at March 31, 2007	8,265,019	$8,265	$3,036,128	$-	$60,000	$(3,513,562)	$(78,286)	$(487,455)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008

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

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company’s focus is currently in locating and assessing potential acquisition targets, including real property and oil and gas companies.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is in development stage and has no revenue, limited assets, accumulated deficit and comprehensive losses during the development period of $3,591,848 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity or debt financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.

The unaudited interim financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position results of operations, changes in stockholders’ deficit and cash flows as of March 31, 2008, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008
Principles in accounting

These financial statements are stated in United States dollars (“U.S. dollars”), and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it will utilize the net operating losses carry-forwards in future years.

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

Stock-based compensation

Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

The Company has not issued common stock nor granted stock options in exchange for services during the three months ended March 31, 2008 and 2007.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008

Comprehensive income (loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which established standards for the reporting and display of comprehensive income/loss, its components and accumulated balances in financial statements.

Net Loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the ace of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted ESP excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

Financial instruments

The Company’s financial instruments consist of cash, taxes recoverable, accounts payable and accrued liabilities, due to related parties, note payable and loan guarantee payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising form these financial instruments. The fair values of these financial instruments approximate their carrying values because of their relatively short-term maturities.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollars.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3. Recent Accounting Pronouncements

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008
In February 2007, the FAST issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s financial statements.

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
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008

4. Related Party Transactions

Amounts due to related parties are payable to a director of the Company, a former director of the Company, a company owned by a director of the Company, and a company owned by a former director and officer of the Company. All amounts due to related parties are non-interest bearing, unsecured and payable on demand.

During the three month period ended March 31, 2008, the Company accrued and or paid management fees of $Nil (March 31, 2007 - $6,000) to a former director.

During the three month period ended March 31, 2008, the Company paid a total of $8,825 (March 31, 2007 - $6,000) in consulting fees to two companies controlled by a former director and to a director.

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the “Agreement”) with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500. The agreement was effective on December 1, 2007 and expires on November 30, 2009 and is subject to termination upon 30-day prior written notice by either party.

During the three month period ended March 31, 2008, the Company carried out a number of transactions with related parties in the normal course of business.

5. Note Payable

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”) whereby VCF loaned the Company $25,000. The loan bears interest at 12% per annum, is collateralized by a general security arrangement over all of the Company’s assets and was payable in full on May 18, 2007.

This note payable is in default at March 31, 2008. During the three months ended March 31, 2008 and 2007, the Company accrued $750 and $750 of interest expense which is included in general and administrative expenses.

6. Loan Guarantee Payable

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary.

The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.

During the three month period ended March 31, 2008, the Company recorded a foreign exchange loss of $3,988 (March 31, 2007 - $-0-) related to this guarantee.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

7. Common Stock to be issued

During the year ended December 31, 2007, the Company received full payment towards subscriptions to purchase 1,200,000 units at a price of $0.05 per unit. Each unit consists of the right to purchase a common share and contains a purchase warrant. Each purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 through February 23, 2010. At March 31, 2008, the Company had not issued the common shares and share purchase warrants related to these subscriptions.
8. Income Taxes

The Company’s operations for the three months ended March 31, 2008 and 2007 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

The Company had the following deferred tax asset:

	March 31, 2008	December 31, 2007

Deferred asset related to net operating loss carry-forwards	$1,194,000	$1,186,000

Less: Valuation allowance	(1,194,000)	(1,186,000)

Deferred tax asset recognized	$-	$-

As at March 31, 2008, the Company has net operating loss carry-forwards of approximately $3,592,000 (December 31, 2007 - $3,586,000) which may be used to reduce future income taxes payable and which expire between 2026 to 2027. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. The Company has concluded that it is more likely than not that it will not realize any deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2007 - 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2008

	March 31, 2008	December 31, 2007

Computed tax benefit at statutory rates	$6,000	$37,000

Less: Valuation allowance	(6,000)	(37,000)

Income tax provision	$-	$-

9. Supplemental Disclosure of non cash financing activities:

	For the three month period ended March 31, 2008	For the three month period ended March 31, 2007	For the period from the date of inception on January 24, 1996 to March 31, 2008

Shares issued in settlement of debt	$-	$-0-	$1,509,667
Shares issued for services rendered	$-	$-0-	$992,558
Shares issued for investment	$-	$-0-	$7,500

10. Other Agreement

On February 1, 2008, the Company entered into a Finder’s Fee Agreement with Coast Capital, LLC, a Nevada limited liability company (“Finder”) by which the Finder would introduce certain accredited investors to the Company. In consideration the Company will compensate the Finder with a cash finder’s fee payment of 5% of the cash proceeds raised.

11. Subsequent Event

In April 2008, the Company completed an equity raise of 600,000 units at $0.05 per unit for total proceeds of $30,000. Each unit is comprised of one share of the Company’s common stock and warrant to purchase one share of the Company’s common stock at a price per share of $0.15 for a period of 3 years from the date of issuance.

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

Financial Condition as of March 31, 2008.

We reported total current assets of $3,506 at March 31, 2008 consisting of cash of $1,119 and other taxes recoverable totaling $2,387. Total current liabilities reported of $490,961 consisted of accounts payables and accrued liabilities of $230,123, amounts due to related parties of $136,602, a note payable of $25,000, and a loan guarantee of $99,236. The Company had a working capital deficit of $487,455 at March 31, 2008.

Stockholders' Deficiency increased from $481,124 at December 31, 2007 to $487,455 at March 31, 2008. This increase is due to net losses of approximately $17,305 and other comprehensive gain of approximately $10,974, which net a comprehensive loss of $6,331.

We are currently an development stage company focused on the oil and gas industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

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

Our plan of operations for the remainder of the fiscal year is to seek out potential oil and gas opportunities.  As of the date of this report, our management has evaluated several potential opportunities but deemed them unsuitable. Furthermore, as of the date of this report, there has been no decision to pursue any opportunity nor has any agreement been reached on even principal terms. We intend to continue to investigate the acquisition and development of natural resource projects.

Cash and Cash Equivalents

As of March 31, 2008, we had cash of $1,119 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our objectives and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Three Months Ended March 31, 2008

For the three-month period ended March 31, 2008, the Company incurred a comprehensive loss of $6,331.

Administration expenses for the three-month period amounted to $17,305 compared to $36,387 in the same period of 2007. Executive compensation for the three-month period is $Nil compared to $6,000 in the same period of 2007.

The Company had a foreign currency gain of $10,974 during the three-month period ended March 31, 2008 compared to a gain of 343 iin the same period of 2007.

Period from inception, January 24, 1996 to March 31, 2008

We had a working capital deficiency of $487,455 at March 31, 2008.

As an development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of the opportunities we may pursue. Such working capital will most likely be obtained through equity financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

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

We have incurred net losses and other comprehensive losses of $3,591,878 for the period from January 24, 1996 (inception) to March 31, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have yet to generate positive earnings from our current business strategy and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful acquisition of an existing business. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

In general, our future exploration and production activities are subject to certain country-specific federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we will be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of U.S. state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations.

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

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. We intend to retain future earnings, if any, for use in the operation and expansion of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 5. Other Information.

On February 1, 2008, the Company entered into a Finders’ Fee Agreement with Coast Capital LLC, a Nevada limited liability company (“Finder”) by which the Finder would introduce certain accredited investors to the Company.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

10.1	Finder’s Fee with Coast Capital, LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC. (Registrant)

Date: May 20, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, President and Chairman of the Board (Principal Executive Officer)

Date: May 20, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)