Form 10-Q
period 2008-06-30
AMERICAN PETRO-HUNTER INC
filed 2008-08-19
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2008
Common stock, $.001 par value	10,065,019

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

June 30, 2008

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	4

Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 and for the period from January 24, 1996 (inception) to June 30, 2008 (Unaudited).	5

Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007 and for the period from January 24, 1996 (inception) to June 30, 2008 (Unaudited).	6

Statement of Changes in Stockholders’ Deficit for the period from January 24, 1996 (inception) to June 30, 2008 (Unaudited).	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation	17

Item 3. Qualitative and Quantitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signature Page	23

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

Item 1. Financial Statements

American Petro-Hunter Inc.
(A Development Stage Company)
Balance sheets
(Expressed in U.S. Dollars)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Cash	$2,173	$6,207
Taxes recoverable	2,409	2,484

Total Current Assets	$4,582	$8,691

Liabilities and Stockholders’ Deficit

Accounts payable and accrued liabilities	$223,940	$222,691
Due to related parties	137,119	138,900
Loan guarantee	100,133	103,224
Note payable	25,000	25,000

Total Current Liabilities	486,192	489,815

Common stock 200,000,000 voting shares, par value $0.001 authorized; 10,065,019 and 8,265,019 shares issued and outstanding, respectively	10,065	8,265
Common stock to be issued	15,000	60,000
Additional paid-in capital	3,124,328	3,036,128
Accumulated comprehensive loss	(76,532)	(89,260)
Deficit accumulated during the development stage	(3,554,471)	(3,496,257)

Total Stockholders’ Deficit	(481,610)	(481,124)

Total Liabilities and Stockholders’ Deficit	$4,582	$8,691

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended June 30, 2008	For the three month period ended June 30, 2007	For the six month period ended June 30, 2008	For the six month period ended June 30, 2007	For the period from the date of inception on January 24, 1996 to June 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	40,909	20,010	58,214	56,397	1,693,082
Executive compensation	-	4,500	-	10,500	399,488
Finders’ fees	-	-	-	-	48,000
Rent	-	-	-	-	61,698
Research and development	-	-	-	-	566,875
Total expenses	40,909	24,510	58,214	66,897	2,769,143

Loss before other expenses	(40,909)	(24,510)	(58,214)	(66,897)	(2,769,143)

Other expenses:
Write-off loans and advances	-	-	-	-	(327,451)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)
Write-down of investments	-	-	-	-	(7,500)
Total other expenses	-	-	-	-	(785,328)

Net loss	(40,909)	(24,510)	(58,214)	(66,897)	(3,554,471)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	1,754	(23,561)	12,728	(23,218)	(76,532)

Comprehensive loss	$(39,155)	$(48,071)	$(45,486)	$(90,115)	$(3,631,003)

Basic and diluted loss per common share	$(0.005)	$(0.006)	$(0.005)	$(0.011)

Weighted average number of common shares used in per share calculations	9,291,686	8,265,019	8,775,516	8,265,019

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month period ended June 30, 2008	For the six month period ended June 30, 2007	For the period from the date of inception on January 24, 1996 to June 30, 2008

Cash flows from operating activities
Net loss	$(58,214)	$(66,897)	$(3,188,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	-	-	3,559
Stock purchase warrants issued	-	-	80,000
Loss from loan guarantee	-	-	84,858
Shares issued for services rendered	-	-	992,558
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
Decrease (increase) in taxes recoverable	75	(4,061)	(2,409)
(Decrease) increase in accounts payable and accrued liabilities	(1,842)	51,213	1,867,493
(Decrease) increase in accounts payable to related parties	(1,781)	-	29,949

Net cash used in operating activities	(61,762)	(19,745)	(77,444)

Cash flows from financing activities
Proceeds from sale of Stock	45,000	40,000	592,400
Proceeds from note payable	-	1,471	25,000
Share issue costs	-	-	(95,732)

Net cash provided by financing activities	45,000	41,471	521,668

Cash flows from discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	12,728	(23,218)	(76,532)

Change in cash	(4,034)	(1,492)	2,173

Cash, Beginning of period	6,207	20,783	-

Cash, End of period	$2,173	$19,291	$2,173

Supplemental Disclosures with Respect to Cash Flows (Note 9)

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
(Expressed in U.S. Dollars)
(Unaudited)

	Common Stock				Common	Deficit accumulated during the	Accumulated	Stockholders’
	Number of shares issued	Par Value	Additional paid-in capital	Deferred compensation	stock to be issued	development stage	comprehensive loss	Equity (Deficit)
Share issue for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Share issued for cash, net of issue cost	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Share issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Share issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	-	(3,042,140)	-	(189,516)

Share issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Share issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Share issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Share issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription received in 2007	1,200,000	1,200	58,800	-	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	-	30,000
Share subscription received in 2008	-	-	-	-	15,000	-	-	15,000
Other comprehensive loss	-	-	-	-	-	-	12,728	12,728
Net loss	-	-	-	-	-	(58,214)	-	(58,214)
Balance at June 30, 2008 (unaudited)	10,065,019	$10,065	$3,124,328	$-	$15,000	$(3,554,471)	$(76,532)	$(481,610)

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at development stage and has no revenue, has accumulated deficit and comprehensive losses during the development period of $3,631,003 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles.

The unaudited interim financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, changes in stockholders’ deficit and cash flows as of June 30, 2008, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Significant Accounting Policies (Cont’)

Basis of Presentation (Cont’)

These condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.   The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax position and tax benefits, which may require periodic adjustments and which may not accurately anticipate outcomes.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Significant Accounting Policies (Cont’)

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

Stock-based compensation

Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment,"("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

The Company has not granted stock options in exchange for services during the three months ended June 30, 2008 and 2007.

Net Loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the ace of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Significant Accounting Policies (Cont’)

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

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s financial statements:

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3.	Recent Accounting Pronouncements (Cont’)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued Staff Position 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 and does not expect that it will have a significant effect on its financial position or results of operations.

4.	Related Party Transactions

Amounts due to related parties are payable to a director of the Company, a former director of the Company, a company owned by a director of the Company, and a company owned by a former director and officer of the Company. All amounts due to related parties are non-interest bearing, unsecured and payable on demand.

During the six month period ended June 30, 2008, the Company accrued and or paid management fees of $Nil (June 30, 2007 - $6,000) to a former director.

During the six month period ended June 30, 2008, the Company paid a total of $19,524 (June 30, 2007 - $6,406) in consulting fees to two companies controlled by a former director and to a director.

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the “Agreement”) with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500 plus expenses. The agreement was effective on December 1, 2007 and expires on November 30, 2009 and is subject to termination upon 30-day prior written notice by either party. During the six month period ended June 30, 2008, the Company incurred $16,158 in management and consulting expenses in connection with this agreement.

During the six month period ended June 30, 2008, the Company carried out a number of transactions with related parties in the normal course of business.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

5.	Note Payable

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”) whereby VCF loaned the Company $25,000. The loan bears interest at 12% per annum, is collateralized by a general security arrangement over all of the Company’s assets and was payable in full on May 18, 2007.

This note payable was in default at June 30, 2008. During the six month ended June 30, 2008 and 2007, the Company accrued $1,471 and $1,471 of interest expense which is included in general and administrative expenses.

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

During the six month period ended June 30, 2008, the Company recorded a foreign exchange loss of $3,090 (June 30, 2007 – $Nil) related to this guarantee.

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

7.	Stockholders' Deficit

Common Stock Issued

During the year ended December 31, 2007, the Company received full payment towards subscription to purchase 1,200,000 units at a price of $0.05 per unit. During the period ended June 30, 2008, the Company issued these 1,200,000 units at a price of $0.05 per unit. Each unit consisted of one common share and one two-year share purchase warrant exercisable into common shares of the Company at a price of $0.15 per warrant.

In April 2008 the Company sold 600,000 units at a price of $0.05 per unit. Each unit consisted of one common share and one two-year share purchase warrant exercisable into common shares of the Company at a price at $0.15 per warrant.

As of June 30, 2008 all of the related share purchase warrants remain outstanding.

Common Stock  to be Issued

In April 2008 the Company received full payment towards a subscription to purchase 300,000 units at a price of $0.05 per unit for a total of $15,000 which has been recorded as common stock to be issued in the accompanying balance sheets as of June 30, 2008.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

8.	Income Taxes

The Company’s operations for the six months ended June 30, 2008 and 2007 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of June 30, 2008 and December 31, 2007 the Company had the following deferred tax asset:

	June 30, 2008	December 31, 2007

Deferred asset related to net operating loss carry-forwards	$1,208,000	$1,186,000

Less: Valuation allowance	(1,208,000)	(1,186,000)

Deferred tax asset recognized	$-	$-

As at June 30, 2008, the Company has net operating loss carry-forwards of approximately $3,631,000 (December 31, 2007 - $3,586,000) which may be used to reduce future income taxes payable and which expire between 2026 to 2027. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. The Company has concluded that it is more likely than not that it will not realize any deferred tax assets.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

8.	Income Taxes (Cont’)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2007 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	For the Six Month Period Ended	For the Six Month Period Ended
	June 30, 2008	June 30, 2007

Computed tax benefit at statutory rates	$20,000	$23,000

Less: Valuation allowance	(20,000)	(23,000)

Income tax provision	$-	$-

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.   FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits' realization is uncertain.  The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized;

• Income tax benefits should be recognized when, based on the technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of a greater than 50 percent) that the position would be sustained as filed; and

• If a position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

We adopted FIN 48 on January 1, 2007 and it has had no impact on the financial statements.

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

9.	Supplemental Disclosure with Respect to Cash Flows

	For the six month period ended June 30, 2008	For the six month period ended June 30, 2007	For the period from the date of inception on January 24, 1996 to June 30, 2008

Shares issued in settlement of debt	-	1,509,667	1,509,667
Shares issued for services rendered	-	992,558	992,558
Shares issued for investment	-	7,500	7,500

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

Results of Operations

Comparison of Three and Six month periods ended June 30, 2008 and June 30, 2007

For the three and six month periods ended June 30, 2008 and June 30, 2007, the Company incurred a comprehensive loss of $39,155 and $45,486, for 2008, and $48,071 and $90,115, for 2007, respectively. The improvement was largely attributed to more favorable foreign exchange rates.

General and administration expenses for the three and six month periods amounted to $40,909 and $58,214 compared to $20,010 and $56,397 in the same period of 2007. The increase in administrative expenses was primarily due to accounting and legal expenses. Executive compensation for the three and six month periods is $Nil and $Nil compared to $4,500 and $10,500, respectively, in the same period of 2007.

We had a foreign currency gain of $1,754 and $12,728 during the three and six month period ended June 30, 2008, respectively, compared to a loss of $23,561 and $23,218 in the same period of 2007. This was a result of more favorable exchange rates in 2008.

Period from inception, January 24, 1996 to June 30, 2008

We had a working capital deficiency of $481,610 at June 30, 2008.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

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

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $2,173, and working capital deficiency of $481,610. During the three month period ended June 30, 2008, we funded our operations from the proceeds of private sales of equity and/or convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended June 30, 2008, we used net cash of $61,762 in operations. Net cash from operating activities reflected an increase in accounts payable of $1,249.

We raised $30,000 during the six month period ended June 30, 2008 from the issuance of common stock and warrants.

Our current cash requirements are minimal. We expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2008, as we look to increase our operations.

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

We have incurred net losses and other comprehensive losses of $3,631,003 for the period from January 24, 1996 (inception) to June 30, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Even if we are able to discover and produce oil, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

None.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008, the Company completed an equity raise of 600,000 units at $0.05 per unit for total proceeds of $30,000 to foreign accredited investors. Each unit is comprised of one share of the Company’s common stock and warrant to purchase one share of the Company’s common stock at a price per share of $0.15 for a period of 3 years from the date of issuance. We offered and sold the units in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

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

AMERICAN PETRO-HUNTER INC. (Registrant)

Date: August 19, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, President and Chairman of the Board (Principal Executive Officer)

Date: August 19, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)