Form 10KSB/A
period 2007-12-31
AMERICAN PETRO-HUNTER INC
filed 2008-09-19
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22723

AMERICAN PETRO-HUNTER, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0171619
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

225 Marine Drive, Suite 210 Blaine, Washington, USA	98230
(Address of Principal Executive Offices)	(Zip Code)

(360) 332-0905
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001
(Title of Class)

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Explanatory Note

We are filing this Form 10-KSB/A to reflect corrections in the 10-KSB Original Filing filed with the Securities and Exchange Commission on April 15, 2008 in response to a comment letter received from the Commission on September 8, 2008. We are making revisions to the following sections: “Front Cover Page,” “Description of Business,” “Controls and Procedures,” “Financial Statements,” “Exhibit 31.1” and “Exhibit 31.2.”

TABLE OF CONTENTS

Page

PART I	1
ITEM 1 — DESCRIPTION OF BUSINESS	7
ITEM 2 — DESCRIPTION OF PROPERTY	7
ITEM 3 — LEGAL PROCEEDINGS	7
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7
ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
ITEM 7 — FINANCIAL STATEMENTS	11
ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	11
ITEM 8A — CONTROLS AND PROCEDURES	11
ITEM 8B — OTHER INFORMATION	12
PART III
ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS	12
ITEM 10 — EXECUTIVE COMPENSATION	13
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	14
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	15
ITEM 13 — EXHIBITS	16
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES	17
SIGNATURES	18
INDEX TO EXHIBITS	F-1
EXHIBIT 10.10
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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

It may be time consuming, difficult and costly for us to maintain, improve and implement our internal controls and reporting procedures policy as required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to further develop and implement appropriate internal controls and reporting procedures as we grow our business. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain, and this would impact our ability to comply with SEC regulations governing public companies.

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

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensaion ($) (i)	Total ($) (j)
Patrick McGowan,	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$15,000	$15,000
Former Chairman of the Board, President, and Chief Financial Officer(1)	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$10,000	$10,000
Gregory Leigh Lyons	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$2,500	$2,500
Chairman of the Board, President, and Chief Financial Officer
Mike Veldhuis, Director	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$19,406	$19,406
	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$8,079	$8,079
Barry Whelan, Director	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$0	$0
	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$579	$579

(1)	Mr. McGowan, Mr. Veldhius and Mr. Whelan resigned all their positions with us on December 7, 2007.

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

Mr. Whelan, one of our directors, was paid a total of $579 of consulting fees for the fiscal year ended December 31, 2006.

ITEM 13 — EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8(9)	Loan Agreement with VCF Capital Corp.

10.9(9)	Form of Securities Purchase Agreement

10.10	Management and Governance Consultant Agreement

16(10)	Letter from Morgan and Company

23.1	Consent of Morgan and Company

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ended March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ended June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ended September 30, 2001.

(9)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2006.

(10)	Incorporated by reference to Form 8-K/A dated April 14, 2008.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided Morgan and Company for the fiscal periods shown.

	December 31, 2007	December 31, 2006
Audit Fees	$22,064	$34,840
Audit — Related Fees	—	—
Tax Fees	—	—
All Other Fees	——	—
Total	$22,064	$34,840

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

AMERICAN PETRO-HUNTER, INC.

Dated: September 19, 2008	/s/ Gregory Leigh Lyons
By: Gregory Leigh Lyons
Its: President, Chief Financial Officer and Chairman of the
Board (Principal Executive Officer)

Dated: September 19, 2008	/s/ Gregory Leigh Lyons
By: Gregory Leigh Lyons
Its: President, Chief Financial Officer and Chairman of
the Board (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gregory Leigh Lyons	Director	September 19, 2008
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

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52“Foreign Currency Translation” using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at rates approximating exchange rates in effect at the time of the transactions. Certain translation adjustments are reported as a separate component of stockholders’ deficit, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

Income taxes

The Company adopted the SFAS No. 109,“Accounting for Income Taxes”. Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

Comprehensive income (loss)

The Company has adopted SFAS No. 130,“Reporting Comprehensive Income”, which established standards for the reporting and display of comprehensive income/ loss, its components and accumulated balances in financial statements.

Concentration of Credit Risk

The Company maintains its cash in a bank deposit account in the United States, which at times, may exceed US federally insured limits.

American Petro-Hunter Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

Net Loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128,“Earnings per share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the ace of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted ESP excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

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

The following are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “ Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “ Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s financial statements.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 and does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 .” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “ Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company’s results of operations or financial position.

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

The provision/benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2006 - 34%) to the net loss for the year. The difference is summarized as follows:

	2007	2006

Computed tax benefit at statutory rates	$37,000	$25,000

Less: Valuation allowance	(37,000)	(25,000)

Income tax benefit	$-	$-

9.	Supplemental Disclosure with Respect to Cash Flows

	For the year ended December 31, 2007 (As restated)	For the year ended December 31, 2006	For the period from January 24, 1996 (inception) to December 31, 2007

Shares issued in settlement of debt	$-	$-	$1,509,667
Shares issued for services rendered	$-	$-	$992,558
Shares issued for investment	$-	$-	$7,500

10.	Subsequent Event

Subsequent to year end, the Company completed an equity financing for 600,000 units at $0.05 per unit for total proceeds of $30,000 to foreign accredited investors. Each unit is comprised of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at a price per share of $0.15 for a period of 3 years from the date of issuance.

11.	Restatement of Financial Statements

The Company’s disclosure in Note 9, “Supplemental Disclosure with Respect to Cash Flows” for the year ended December 31, 2008 has been restated to report the amounts for shares issued in settlement of debt, for services rendered, and for investment purposes for the year ended December 31, 2007 to be $Nil.

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

MANAGEMEMT AND GOVERNANCE CONSULTANT AGREEMENT

THIS AGREEMENT dated effective December 1, 2007, although executed on December 21, 2007 is made:

BETWEEN:

American Petro-Hunter Inc.
225 Marine Drive, Suite 210
Blaine, WA 98230 USA

(referred to as the “Company")

AND:

Sound Energy Advisors LLC
225 Marine Drive, Suite 210
Blaine, WA 98230 USA

(referred to as “Consultant")

1.  Consultation Services

The Company hereby engages the Consultant to perform the following services in accordance with the terms and conditions set forth in this Agreement: The Consultant will consult with the officers and employees of the Company concerning matters relating to corporate management and governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services.

2.  Terms of Agreement.

The term of this Agreement will commence December 1, 2007 and will continue until November 30, 2009. Either party may terminate this Agreement by giving the other party thirty (30) days written notice delivered by registered mail or confirmed email.

3.  Place Where Services Will Be Rendered

The Consultant will perform most services in accordance with this Agreement at 225 Marine Drive, Blaine, WA 98230. In addition, the Consultant will perform services on the telephone and at such other places as designated by the Company to perform these services in accordance with this Agreement.

4.  Payment to Consultant

The Consultant will be paid in advance on the 1st day of each month at the rate of Two Thousand Five Hundred Dollars in US funds (US$ 2,500.00) per month for work performed in accordance with this Agreement; Provided that the Consultant issues an invoice to the Company on or before the first day of each month of the term. The Company will reimburse the Consultant for all disbursements, including travel, accommodation, printing, postage, long distance telephone charges and other related costs, reasonably incurred by the Consultant for the purpose of the provision of the Consultant’s services to the Company within 10 days of having received written receipts in respect of this disbursements, providing that any such disbursement exceeding $500.00 must have been approved by the Company in advance of its having been incurred; and providing further that the disbursements must be submitted once a month and will only be reimbursed once a month. The Consultant has the right to ask the Company for an advance payment, if appropriate, to pay for certain disbursements that have been pre-approved by the Company.

5.  Independent Contractor

Both the Company and the Consultant agree that the Consultant will at all times act as an independent contractor in the performance of its duties under this Contract. Accordingly, the Consultant shall be solely responsible for payment of all taxes including Federal, State and local taxes arising out of the Consultant's activities in accordance with this Agreement, including by way of illustration but not limitation, Federal and State income tax, business tax, and any other taxes or business license fees as may be required to be paid.

6.      Confidential Information and Non-Competition

The Consultant agrees that any information received by the Consultant or Gregory Leigh Lyons during the performance of the Consultant's obligations pursuant to this Agreement or otherwise, regarding the business, financial, technological or other any other affairs of the Company or its personnel will be maintained by the Consultant and Gregory Leigh Lyons as strictly confidential and will not be revealed by the Consultant or Gregory Leigh Lyons to any other persons, firms, organizations or other entities whatsoever. This covenant shall survive the termination of this Agreement.

The Consultant agrees that during the term of this Agreement and thereafter, it and Gregory Leigh Lyons will not compete or attempt to compete with the business or technology of the Company or in any other respects whatsoever.

7.  Employment of Others

The Company may from time to time request that the Consultant arrange for the services of others. All costs to the Consultant for those services will be paid by the Company.

8.  Signatures

Both the Company and the Consultant agree to the above Contract.

9.  Entire Agreement

This agreement contains the entire agreement between the parties hereto with respect to the Consultant’s engagement by the Company and supersedes any prior oral or written agreements or understandings with respect hereto.

10.   Notices

All notices, requests, demands, and other communications hereunder shall be in writing and shall be delivered personally, sent be recognized overnight courier or sent by registered or certified mail, return receipt requested, to the other parties hereto at his or its address as set forth above, and shall be deemed given when delivered, or if sent by registered or certified mail, five (5) days after mailing. Any party may change the address to which notices, requests, demands, and other communications hereunder shall be sent by sending written notice of such change of address to the other parties in the manner above provided.

11.  Successors and Assigns

Subject to the terms of Paragraph 7, this Agreement shall inure to the benefit of, and be binding upon, the successors and assigns of the party hereto.

12.  Amendment

No amendment of any provision of the Agreement, or consent to any departure therefrom, shall be effective unless the same be in writing signed by the parties.

13.  Waiver

The waiver by the Company of any breach of any term or condition of the Agreement shall not be deemed to constitute the waiver of any other breach of the same or any other term or condition hereof.

14.  Severability

Each of the terms and provisions of this Agreement is to be deemed severable in whole or in part and, if any terms or provision or the application thereof in any circumstances should be invalid, illegal or unenforceable, the remaining terms and provisions or the application of such term or provision to circumstances other than those as to which it is held invalid, illegal or unenforceable shall not be affected thereby and shall remain in full force and effect.

15.  Governing Law

This agreement and the enforcement thereof shall be governed and controlled in all aspect by the laws of the State of Nevada.

14.  Counterparts

This Agreement may be executed in several counterparts and all so executed shall constitute one agreement binding on all the parties hereto, notwithstanding that all the parties are not signatories to the original or the same counterpart.

AMERICAN PETRO-HUNTER INC.

_________________________________________
Gregory Leigh Lyons, Director

SOUND ENERGY ADVISORS LLC

 _________________________________________
Gregory Leigh Lyons, President