Form 10-Q/A
period 2008-06-30
AMERICAN PETRO-HUNTER INC
filed 2008-09-19
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Form 10-Q/A to reflect corrections in the 10-Q Original Filing filed with the Securities and Exchange Commission on August 19, 2008 in response to a comment letter received from the Commission on September 8, 2008. We are making revisions to the following sections: “Front Cover Page,” “Management's Discussion and Analysis of Financial Conditions and Results of Operation,” “Controls and Procedures,” “Financial Statements,” “Exhibit 31.1” and “Exhibit 31.2.”

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

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended June 30, 2008 (As restated)	For the three month period ended June 30, 2007 (As restated)	For the six month period ended June 30, 2008 (As restated)	For the six month period ended June 30, 2007(As restated)	For the period from the date of inception on January 24, 1996 to June 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	40,909	20,010	58,214	56,397	1,693,082
Executive compensation	-	4,500	-	10,500	399,488
Finders’ fees	-	-	-	-	48,000
Rent	-	-	-	-	61,698
Research and development	-	-	-	-	566,875
Total expenses	40,909	24,510	58,214	66,897	2,769,143

Loss before other expenses	(40,909)	(24,510)	(58,214)	(66,897)	(2,769,143)

Other expenses:
Write-off loans and advances	-	-	-	-	(327,451)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)
Write-down of investments	-	-	-	-	(7,500)
Total other expenses	-	-	-	-	(785,328)

Net loss	(40,909)	(24,510)	(58,214)	(66,897)	(3,554,471)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	1,754	(23,561)	12,728	(23,218)	(76,532)

Comprehensive loss	$(39,155)	$(48,071)	$(45,486)	$(90,115)	$(3,631,003)

Net loss per share Basic and diluted	$(0.004)	$(0.003)	$(0.007)	$(0.008)

Comprehensive loss per share Basic and diluted	$(0.004)	$(0.006)	$(0.005)	$(0.011)

Weighted average number of common shares used in per share calculations	9,291,686	8,265,019	8,775,516	8,265,019

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

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

9.	Supplemental Disclosure with Respect to Cash Flows

	For the six month period ended June 30, 2008	For the six month period ended June 30, 2007	For the period from the date of inception on January 24, 1996 to June 30, 2008

Shares issued in settlement of debt	-	1,509,667	1,509,667
Shares issued for services rendered	-	992,558	992,558
Shares issued for investment	-	7,500	7,500

10.	Restatement of Financial Statements

The Company’s statements of operations have been restated to report both net loss per share and comprehensive loss per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AMERICAN PETRO-HUNTER INC. (Registrant)

Date: September 19, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, President and Chairman of the Board (Principal Executive Officer)

Date: September 19, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)