Form 10-Q
period 2008-09-30
AMERICAN PETRO-HUNTER INC
filed 2008-11-19
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common stock, $.001 par value	10,065,019

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

September 30, 2008

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007 and for the period from January 24, 1996 (inception) to September 30, 2008 (Unaudited).	5

Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007 and for the period from January 24, 1996 (inception) to September 30, 2008 (Unaudited).	6

Statements of Changes in Stockholders’ Deficit for the period from January 24, 1996 (inception) to September 30, 2008 (Unaudited).	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signature Page	19

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

Part 1. Financial Information

Item 1. Financial Statements

American Petro-Hunter Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Cash	$169	$6,207
Taxes recoverable	2,315	2,484

Total Current Assets	$2,484	$8,691

Liabilities and Stockholders’ Deficit

Accounts payable and accrued liabilities	$208,800	$222,691
Due to related parties (Note 4)	133,859	138,900
Loan guarantee (Note 6)	96,237	103,224
Note payable (Note 5)	25,000	25,000

Total Current Liabilities	463,896	489,815

Common stock (Note 7)
200,000,000 voting shares, par value $0.001 authorized;
10,065,019 and 8,265,019 shares issued and outstanding, respectively	10,065	8,265
Common stock to be issued	40,000	60,000
Additional paid-in capital	3,124,328	3,036,128
Accumulated comprehensive loss	(59,934)	(89,260)
Deficit accumulated during the development stage	(3,575,871)	(3,496,257)

Total Stockholders’ Deficit	(461,412)	(481,124)

Total Liabilities and Stockholders’ Deficit	$2,484	$8,691

The accompanying notes are an integral part of these unaudited financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended September 30, 2008	For the three month period ended September 30, 2007	For the nine month period ended September 30, 2008	For the nine month period ended September 30, 2007	For the period from the date of inception on January 24, 1996 to September 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	21,400	21,740	79,614	78,138	1,714,482
Executive compensation	-	4,500	-	15,000	399,488
Finders’ fees	-	-	-	-	48,000
Rent	-	-	-	-	61,698
Research and development	-	-	-	-	566,875
Total expenses	21,400	26,240	79,614	93,138	2,790,543

Loss before other expenses	(21,400)	(26,240)	(79,614)	(93,138)	(2,790,543)

Other expenses:
Write-off loans and advances	-	-	-	-	(327,451)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)
Write-down of investments	-	-	-	-	(7,500)
Total other expenses	-	-	-	-	(785,328)

Net loss	(21,400)	(26,240)	(79,614)	(93,138)	(3,575,871)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	16,598	(21,935)	29,326	(45,153)	(59,934)

Comprehensive loss	(4,802)	(48,175)	(50,288)	(138,291)	(3,635,805)

Basic and diluted loss per
common share	$(0.002)	$(0.003)	$(0.009)	$(0.011)

Weighted average number of common shares used in per share calculations	10,065,019	8,265,000	9,079,599	8,265,000

The accompanying notes are an integral part of these unaudited financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine month period ended September 30, 2008	For the nine month period ended September 30, 2007	For the period from the date of inception on January 24, 1996 to September 30, 2008

Cash flows from operating activities
Net loss	$(79,614)	$(93,138)	$(3,210,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	-	-	3,559
Stock purchase warrants issued	-	-	80,000
(Gain) loss from loan guarantee	-	-	96,237
Shares issued for services rendered	-	-	992,558
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	169	(81)	(2,315)
Increase in accounts payable and accrued liabilities	20,878	55,352	1,847,078
Increase (decrease) in accounts payable to related parties	(5,041)	29,435	26,689

Net cash used in operating activities	(105,364)	(8,432)	(111,046)

Cash flows from financing activities
Sale of common shares	30,000	-	567,400
Proceeds from subscriptions	40,000	40,000	40,000
Proceeds from note payable	-	2,211	25,000
Share issue costs	-	-	(95,732)

Net cash provided by financing activities	70,000	42,211	536,668

Cash flows from discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	29,326	(45,153)	(59,934)

Change in cash	(6,038)	(11,374)	169

Cash, Beginning of period	6,207	20,783	-

Cash, End of period	$169	$9,409	$169

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these unaudited financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
(Expressed in U.S. Dollars)
(Unaudited)

	Common Stock				Common	Deficit accumulated
	Number of shares issued	Par Value	Additional paid-in capital	Deferred compensation	stock to be issued	during the development stage	Accumulated comprehensive loss	Stockholders’ Equity (Deficit)
Share issue for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Share issued for cash, net of issue cost	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Share issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Share issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	-	(3,042,140)	-	(189,516)

Share issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Share issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Share issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Share issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription received in 2007	1,200,000	1,200	58,800	-	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	-	30,000
Share subscription received in 2008					40,000			40,000
Other comprehensive loss	-	-	-	-	-	-	29,326	29,326
Net loss	-	-	-	-	-	(79,614)	-	(79,614)
Balance at September 30, 2008 (unaudited)	10,065,019	$10,065	$3,124,328	$-	$40,000	$(3,575,871)	$(59,934)	$(461,412)

The accompanying notes are an integral part of these unaudited financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2008

1.	Nature and Continuance of Operations

American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc. On November 21, 2000, Wolf Industries Inc. changed its name to Travelport Systems Inc. On August 17, 2001, Travelport Systems Inc. changed its name to American Petro-Hunter Inc. The Company’s business offices are located in Blaine, Washington, USA.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at development stage and has no revenue, has limited assets and has accumulated deficits and comprehensive losses during the development period of $3,635,805 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles.

The unaudited interim financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position results of operations, changes in stockholders’ deficit and cash flows as of September 30, 2008, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

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
September 30, 2008

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”.

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

The Company has not granted stock options in exchange for services during the nine months ended September 30, 2008 and 2007.

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

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2008

2.	Significant Accounting Policies (continued)

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.	Recent Accounting Pronouncements

The following recent accounting pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s financial statements:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2008

4.	Related Party Transactions

Amounts due to related parties are payable to a director of the Company, a former director of the Company, a company owned by a director of the Company, and a company owned by a former director and officer of the Company. All amounts due to related parties are non-interest bearing, unsecured and payable on demand.

During the nine month period ended September 30, 2008, the Company accrued and or paid management fees of $Nil (September 30, 2007 - $15,000) to a former director.

During the nine month period ended September 30, 2008, the Company paid a total of $27,024 (September 30, 2007 - $12,406) in consulting fees to two companies controlled by a former director and to a director.

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

During the nine month period ended September 30, 2008, the Company incurred $22,500 in management and consulting expenses in connection with the Agreement.

During the nine month period ended September 30, 2008, the Company carried out a number of transactions with related parties in the normal course of business.

5.	Note Payable

On October 18, 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”) whereby VCF loaned the Company $25,000. The loan bears interest at 12% per annum, is collateralized by a general security arrangement over all of the Company’s assets and was payable in full on May 18, 2007.

This note payable was in default at September 30, 2008. During the nine month period ended September 30, 2008 and 2007, the Company accrued $2,259 and $2,811 respectively of interest expense which is included in general and administrative expenses.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2008

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

During the nine month period ended September 30, 2008, the Company recorded a foreign exchange loss of $6,987 (September 30, 2007 – $Nil) related to this guarantee.

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

7.	Stockholders' Deficit

Common Stock Issued

During the year ended December 31, 2007, the Company received full payment towards subscription to purchase 1,200,000 units at a price of $0.05 per unit. During the nine month period ended September 30, 2008, the Company issued these 1,200,000 units at a price of $0.05 per unit related to the share subscriptions received during the year ended December 31, 2007. Each unit consisted of one common share and one two-year share purchase warrant exercisable into common shares of the Company at a price of $0.15 per warrant.

In April 2008 the Company issued 600,000 units at a price of $0.05 per unit. Each unit consisted of one common share and one two-year share purchase warrant exercisable into common shares of the Company at a price at $0.15 per warrant.

Common Stock to be Issued

During the nine month period ended September 30, 2008, the Company received full payment of $40,000 towards subscriptions to purchase 800,000 units at a price of $0.05 per unit. Each unit consists of one common share and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 during the following three years.

As at September 30, 2008 all of the related share purchase warrants remain outstanding.

8.	Income Taxes

The Company’s operations for the nine months ended September 30, 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of September 30, 2008 and December 31, 2007 the Company had the following deferred tax asset:

	September 30, 2008	December 31, 2007

Deferred asset related to net operating loss carry-forwards	$1,216,000	$1,186,000

Less: Valuation allowance	(1,216,000)	(1,186,000)

Deferred tax asset recognized	$-	$-

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2008

8.	Income Taxes (continued)

As of  September 30, 2008, the Company has net operating loss carry-forwards of approximately $3,636,000 (December 31, 2007 - $3,586,000) which may be used to reduce future income taxes payable and which expire between 2026 to 2027. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2007 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	For the nine month period ended
	September 30, 2008	September 30, 2007

Computed tax benefit at statutory rates	$27,000	$32,000

Less: Valuation allowance	(27,000)	(32,000)

Income tax provision	$-	$-

9.	Supplemental Disclosure with Respect to Cash Flows

	For the nine month period ended September 30, 2008	For the nine month period ended September 30, 2007	For the period from the date of inception on January 24, 1996 to September 30, 2008

Shares issued in settlement of debt	-	1,509,667	1,509,667
Shares issued for services rendered	-	992,558	992,558
Shares issued for investment	-	7,500	7,500

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

Results of Operations

Comparison of Three and Nine month periods ended September 30, 2008 and September 30, 2007

For the three and nine month periods ended September 30, 2008 and September 30, 2007, we incurred a comprehensive loss of $4,802 and $50,288 for 2008, and $48,175 and $138,291 for 2007, respectively. The improvement was largely attributed to more favorable foreign exchange rates.

General and administration expenses for the three and nine month periods ended September 30, 2008, amounted to $21,400 and $79,614 compared to $21,740 and $78,138 in the same period of 2007. Executive compensation for the three and nine month periods is $Nil and $Nil compared to $4,500 and $15,000, respectively, in the same period of 2007.

We had a foreign currency gain of $16,958 and $29,326 during the three and nine month period ended September 30, 2008, respectively, compared to a loss of $21,935 and $45,153 in the same period of 2007. This was a result of more favorable exchange rates in 2008.

Period from inception, January 24, 1996 to September 30, 2008

We had an accumulated deficit during the development stage of $3,575,871.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $169, and working capital deficiency of $461,412. During the three month period ended September 30, 2008, we funded our operations from the proceeds of private sales of equity and/or convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine month period ended September 30, 2008, we used net cash of $105,364 in operations. Net cash from operating activities reflected a decrease in accounts payable and accrued liabilities of $13,891.

We raised $70,000 during the nine month period ended September 30, 2008 from the issuance of common stock and warrants.

Our current cash requirements are minimal. We expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2008, as we look to increase our operations.

We expect no significant change in the number of our employees.

Off-Balance Sheet Transactions

There are no off-balance sheet items.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

We have incurred net losses and other comprehensive losses of $3,635,805 for the period from January 24, 1996 (inception) to September 30, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2008, we completed an equity financing for 800,000 units at $0.05 per unit for total proceeds of $40,000 foreign accredited investors. Each unit is comprised of one share of our common stock and a warrant to purchase one share of our common stock at a price per share of $0.15 for a period of 3 years from the date of issuance.  We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

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

AMERICAN PETRO-HUNTER INC. (Registrant)

Date: November 19, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, President and Chairman of the Board (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ G. Leigh Lyons
G. Leigh Lyons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)