Form 10-K
period 2008-12-31
AMERICAN PETRO-HUNTER INC
filed 2009-04-15
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22723

AMERICAN PETRO-HUNTER, INC.
(Name of registrant as specified in its charter)

Nevada	98-0171619
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

104 Swallow Hill Drive Barnstable, Massachusetts	02630
(Address of Principal Executive Offices)	(Zip Code)

(508) 362-4420
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐	NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐	NO ☒
Note -  Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.   See definition of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $ 402,600.76 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of April 10, 2009, there were 21,369,107 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

Page

PART I
ITEM 1 — DESCRIPTION OF BUSINESS	2
ITEM 1A — RISK FACTORS	4
ITEM 1B — UNRESOLVED STAFF COMMENTS	8
ITEM 2 — PROPERTIES	8
ITEM 3 — LEGAL PROCEEDINGS	9
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6 — SELECTED FINANCIAL DATA	10
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS	10
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	12
ITEM 9A — CONTROLS AND PROCEDURES	12
ITEM 9B — OTHER INFORMATION	13
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	13
ITEM 11 — EXECUTIVE COMPENSATION	15
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	16
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES	17
PART IV
ITEM 15 — EXHIBITS AND REPORTS ON FORM 8-K	17-19
SIGNATURES	20
INDEX TO FINANCIAL STATEMENTS	F-1
INDEX TO EXHIBITS	E-1-E-2
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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

In 2009, subsequent to our fiscal year ended December 31, 2008, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for oil on a prospect located in Stanislaus County, California.  Pursuant to the Agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.

Our Strategy

Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies. We will focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects. Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop. Our officers and directors expect to travel to different locations throughout North America to evaluate potential acquisitions. Further, our management will participate in a variety of different conferences throughout 2009 to increase our exposure to potential opportunities.

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

Customers

As of December 31, 2008, we had no customers.

Dividends

We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.

Employees

As of December 31, 2008, we had no full time employees. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

ITEM 1A — RISK FACTORS

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that    involve risks and uncertainties that could cause actual results to differ   materially from projected results. Such “forward looking” statements include,    but are not necessarily limited to statements regarding anticipated levels of    future revenues and earnings from the operations of American Petro-Hunter,    Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity,    capital resources, and availability of future equity capital on commercially   reasonable terms. Factors that could cause actual results to differ materially    are discussed below. We disclaim any intent or obligation to publicly update    these “forward looking” statements, whether as a result of new information,    future events or otherwise.

Risks Relating to Our Business

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on our Company, are uncertain.

The oil industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the oil industry. These events have contributed to an unprecedented decline in crude oil prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for oil remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions, will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred comprehensive net losses of $3,628,194 for the period from January 24, 1996 (inception) to December 31, 2008, and $42,677 for the year ended December 31, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution ..

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing ..

In their report dated April 15, 2009, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations ..

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

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2009. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Although our common stock is quoted on the OTCBB under the symbol “AAPH,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.

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

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. We intend to retain future earnings, if any, for use in the operation and expansion of our business

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Subsequent to our fiscal year ended December 31, 2008, in February 2009, we moved our offices to 104 Swallow Hill Drive Barnstable, Massachusetts, under a consulting agreement with our President. We do not pay rent for the use of the office but may be responsible for certain telephone charges and miscellaneous office expenses. We share this office space with other companies, and occupy approximately 500 square feet.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol AAPH.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2008	High	Low
First Quarter (March 31, 2008)	$.15	$.06
Second Quarter (June 30, 2008)	$.06	$.04
Third Quarter (September 30, 2008)	$.07	$.03
Fourth Quarter (December 31, 2008)	$.08	$.03

Fiscal 2007	High	Low
First Quarter (March 31, 2007)	$.25	$.14
Second Quarter (June 30, 2007)	$.14	$.125
Third Quarter (September 30, 2007)	$.128	$.125
Fourth Quarter (December 31, 2007)	$.15	$.08

The closing price for our common stock on December 31, 2008 was $0.06.

Stockholders

As of December 31, 2008, there were 10,065,019 shares of common stock issued and outstanding held by 75 stockholders of record (not including street name holders).

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

ITEM 6 — SELECTED FINANCIAL DATA

Our complete financial statements are included following the signature page to this Form 10-K.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2008 and December 31, 2007. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2008

We reported total current assets of $2,139 at December 31, 2008 consisting of cash of $136, and taxes recoverable totaling $2,003. Total current liabilities reported of $455,940 consisted of accounts payable of $223,770, amounts payable to related parties of $123,877, note payable of $25,000, and a loan guarantee of $83,293. The Company had a working capital deficit of $453,801 at December 31, 2008.

Stockholders' Deficiency increased from $481,124 at December 31, 2007 to $453,801 at December 31, 2008. This increase is due to net losses of approximately $123,823. Additionally, we received $40,000 in advance for shares of our common stock to be issued and had a gain on foreign currency translation of $81,146.

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

In 2009, subsequent to our fiscal year ended December 31, 2008, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for oil on a prospect located in Stanislaus County, California.  Pursuant to the Agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.

We have had no revenues since 2004. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Having no sources of income, substantial doubt is raised about our ability to continue as a going concern.

Cash and Cash Equivalents

As of December 31, 2008, we had cash of $136 and did not have any cash equivalents. We anticipate that a substantial portion shall be used as working capital and to execute our reorganization strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Fiscal Year Ended December 31, 2008

For the fiscal year ended December 31, 2008, we incurred a net loss of $123,823.

Administration expenses for the fiscal year end amounted to $121,423 compared to $92,554 in 2007. Executive compensation for the 2008 fiscal year end is $0 compared to $15,000 in 2007.

For the Fiscal Year Ended December 31, 2007

For the fiscal year ended December 31, 2007, we incurred a net loss of $107,554.

Administration expenses for the fiscal year end amounted to $92,554 compared to $61,523 in 2006. Executive compensation for the 2007 fiscal year end is $15,000 compared to $10,000 in 2006.

Period from inception, January 24, 1996 to December 31, 2008

We have incurred losses in each period since inception and have an accumulated deficit, consisting of deficit and accumulated comprehensive losses, of $3,628,194 at December 31, 2008. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

We are experiencing illiquidity and have been dependent upon shareholders and directors to provide funds to maintain its activities. At fiscal year ended December 31, 2008, the balance of amounts owing to related parties amounted to $123,877. There are no specific terms of repayment for amounts owing to related parties.

We had a working capital deficiency of $453,801 at December 31, 2008.

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

Off-Balance Sheet Transactions

There are no off balance sheet items.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ending December 31, 2008.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At December 31, 2008	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Short Term Debt	$25,000	$25,000	$	$	$—

The above table outlines our obligations as of December 31, 2008 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K.

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B — OTHER INFORMATION

Subsequent to our fiscal year end, on February 13, 2009, we entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners, an affiliated entity of our President (the “Consultant”), whereby it was agreed that the Consultant would provide us with management and consulting services for a monthly fee of $2,500. The term of the agreement is twelve months and is subject to termination upon 30-day prior written notice by either party.

Subsequent to our fiscal year end, on March 3, 2009, we entered into a note purchase agreement with a foreign accredited investor whereby we agreed to issue an unsecured convertible promissory note in the principal amount of $200,000 and a warrant to purchase 800,000 shares of our common stock. The outstanding balance under the note will bear interest at 6% per annum and total outstanding principal and accrued interest is due on March 3, 2011. At any time prior to the repayment date, the holder may convert all or a portion of the outstanding balance into shares of our common stock at a conversion price of $0.25. The warrant is exercisable for a period of one year at a price of $0.35 per share. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal year end, on March 9, 2009, we completed an equity financing for 2,250,000 shares of common stock at $0.02 per share for total proceeds of $45,000 to foreign accredited investors. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal year end, on March 9, 2009, we offered certain debt holders the opportunity to convert all of their outstanding debt into shares of our common stock at $0.02 per share. Eleven debt holders opted to convert the aggregate sum of $165,082 into 8,254,088 shares. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal year end, on March 15, 2009 we entered into a business consultant agreement with Bakerview Investor Relations, Inc. (“Bakerview”), whereby it was agreed that Bakerview would provide us with marketing and investor relations consulting services for a monthly fee of $7,500.  The term of the agreement is twelve months and is subject to termination upon 90-day prior written notice by either party.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	54	Chairman of the Board; President, Chief Financial Officer and Secretary

Robert McIntosh	48	Director; Chief Operating Officer

John J. Lennon
Mr. Lennon became our President, Chairman and Chief Financial Officer in February 2009.  From May 30, 2008, Mr. Lennon has served as Treasurer and VP of Finance of Brite-Strike Tactical Illumination Products, Inc., President of LED Power Group, Inc. from December 2008, President of Chamberlain Capital Partners from 2004, Director of American Durahomes from 2006 and Treasurer/Director/VP of Finance of US Starcom from 2005-2007. Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy. Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding. He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States. From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals. Mr. Lennon currently serves on the Board of Directors of Brite-Strike Tactical Illumination Products, Inc. and LED Power Group, Inc.

Robert McIntosh
Mr. McIntosh became our Chief Operating Officer and a Director on our Board in March 2009.  Mr. McIntosh has been a businessman and consulting geologist for the past 25 years.  He is experienced both as a resource exploration geoscientist alongside noteworthy strengths in all facets of corporate development. Since 1983 his career has taken him across the Americas and abroad where he has been instrumental in the design, implementation, execution and management of programs in the oil, gas, precious and base metals segments of the resource sector. His skills encompass virtually every aspect of oil & gas exploration, well completion and production techniques alongside a diverse experience in project acquisition, negotiations, contracts, and project divestitures within the petroleum industry. He has developed significant expertise and industry contacts in his various roles across the publicly traded market sector as well as with private junior E&P companies. Mr. McIntosh has successfully assisted his clients and stakeholders in the U.S.A. and Canada on projects that ultimately became producing properties where he has contributed in full field exploitation programs with additional traditional and secondary forms of drilling and completions, along with ongoing well site supervision aimed at fully optimizing the overall asset.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, John J. Lennon currently meets the definition of an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Lennon is not an independent director. We are seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors and financial experts.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of December 31, 2008, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

Given our limited operations and resources and because we are in the development stage, we have not yet adopted a code of ethics. Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our employees.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2008 and December 31, 2007. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensaion ($) (i)	Total ($) (j)
John J. Lennon,	2008	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-

Chairman of the Board, President, and Chief Financial Officer (2)	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Gregory Leigh Lyons	2008	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$30,000-	$30,000

Former Chairman of the Board, President, and Chief Financial Officer(1)	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$2,500	$2,500

(1)	Mr. Lyons resigned all his positions with us on February 13, 2009.
(2)	Mr. Lennon became our President, Chairman and Chief Financial Officer on February 13, 2009

Mr. Lennon did not incur any compensation for the fiscal year ended December 31, 2008.  Mr. Lennon, through his affiliate, Chamberlain Capital Partners, entered into a Management and Governance Consultant Agreement with us on February 13, 2009, whereby he agreed to provide us with management and governance consulting services, including of liaising with our officers and employees concerning matters relating to the management and corporate governance of our day to day operations, accounting, regulatory compliance, marketing and investor relations issues. Our board of directors approved the agreement and transaction on February 13, 2009.  In consideration of services rendered, we agreed to pay Chamberlain Capital Partners a fee in the amount of $2,500 per month, together with applicable taxes and out-of-pocket expenses for specialized services. The agreement is for a one year term commencing February 13, 2009 and continuing until February 13, 2010 and is subject to termination upon 30 day prior written notice by either party.

Mr. Lyons billed a total of $30,000 for the fiscal year ended December 31, 2008 and $2,500 for the fiscal year ended December 31, 2007 in accordance with a consulting agreement approved by the board of directors on December 21, 2007, whereby Mr. Lyons, through his affiliate, Sound Energy Advisors, LLC (“SEA”), agreed to provide us with management and governance consulting services, including of liaising with our officers and employees concerning matters relating to the management and corporate governance of our day to day operations, accounting, regulatory compliance, marketing and investor relations issues.  In consideration of services rendered, we agreed to pay SEA a fee in the amount of $2,500 per month, together with applicable taxes and out-of-pocket expenses for specialized services. The agreement is for a two year term commencing December 1, 2007 and continuing until November 30, 2009 and is subject to termination upon 30 day prior written notice by either party. The agreement was terminated on February 13, 2009.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other compensation arrangements with directors, and the directors did not receive any compensation in the fiscal years ending December 31, 2008 and 2007.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2009, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of April 10, 2009. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percentage of Common Stock Outstanding(1)

John J. Lennon 104 Swallow Hill Drive Barnstable, Massachusetts	Common	-	-

Gregory Leigh Lyons Suite 225 - 225 Marine Drive Blaine, WA 98230	Common	-	-

All Executive Officers and Directors as a Group (1 person)	Common	-	-

(1)
Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 21,369,107  shares of common stock outstanding as of April 10, 2009. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of April 10, 2009, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 15, 2009 we entered into a business consultant agreement with Robert McIntosh, our Chief Operating Officer and director, whereby it was agreed that Mr. McIntosh will provide us with corporate management consulting services for a monthly fee of $15,000.  The term of the agreement is twelve months and is subject to termination upon 30 days prior written notice by either party.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Berkovits & Company, LLP for the fiscal periods shown.

	December 31, 2008	December 31, 2007
Audit Fees	$16,950	$0
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$16,950	$0

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin, LLC for the fiscal periods shown.

	December 31, 2008	December 31, 2007
Audit Fees	$6,000	$0
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$0	$0

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2008.  The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8(9)	Loan Agreement with VCF Capital Corp.

10.9(9)	Form of Securities Purchase Agreement

10.10(10)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.11	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.12	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.13(12)	Management and Governance Consultant Agreement with Robert McIntosh

10.14(13)	Participation Agreement with Archer Exploration, Inc.

16(11)	Letter from Berkovits & Company, LLP

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ended March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ended June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ended September 30, 2001.

(9)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2006.

(10)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2007.

(11)	Incorporated by reference to Form 8-K dated March 23, 2009.

(12)	Incorporated by reference to Form 8-K dated March 27, 2009.

(13)	Incorporated by reference to Form 8-K dated April 10, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER, INC.

Dated: April 15, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Chief Financial Officer and Chairman of the
Board (Principal Executive Officer)

Dated: April 15, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Chief Financial Officer and Chairman of
the Board (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John J. Lennon	Director	April 15, 2009
John J. Lennon

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

American Petro-Hunter Inc.
Index to Financial Statements
December 31, 2008

INDEX

Page
Independent Registered Public Accounting Firms’ Reports	F-2 to F-3
Financial Statements
Balance Sheets as of December 31, 2008 and 2007	F-4
Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from January 24, 1996 (inception) to December 31, 2008	F-5
Statements of Changes in Stockholders’ Deficit for the period from January 24, 1996 (inception) through December 31, 2008	F-7
Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from January 24, 1996 (inception) to December 31, 2008	F-6
Notes to Financial Statements	F-9 to F-16

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

Ft. Lauderdale, Florida
April 3, 2008

To the Board of Directors and Stockholders
American Petro-Hunter, Inc.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. (A Development Stage Company) as of December 31, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  American Petro-Hunter, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  Our opinion on the statement of operations, changes in stockholders’ deficit and cash flows for the period from January 24, 1996 (inception) to December 31, 2008 insofar as it relates to amounts for periods prior to January 1, 2008 is based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2008 and the results of its operations, stockholders’ deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
April 15, 2009

American Petro-Hunter Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 December 2008	As at 31 December 2007
	$	$

Assets

Cash	136	6,207
Taxes recoverable	2,003	2,484

	2,139	8,691

Liabilities

Current
Accounts payable and accrued liabilities	223,770	222,691
Due to related parties (Note 4)	123,877	138,900
Note payable (Note 5)	25,000	25,000
Loan guarantee (Note 6)	83,293	103,224

	455,940	489,815

Stockholders’ deficiency
Common stock (Note 7)
200,000,000 voting shares, par value $0.001 authorized;
10,065,019 and 8,265,019 shares issued and outstanding at 31 December 2008 and 2007, respectively	10,065	8,265
Common stock to be issued, 800,000 and 1,200,000 shares at 31 December 2008 and 2007, respectively	40,000	60,000
Additional paid-in capital	3,124,328	3,036,128
Accumulated comprehensive loss	(8,114)	(89,260)
Deficit accumulated during the development stage	(3,620,080)	(3,496,257)

	(453,801)	(481,124)

	2,139	8,691

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the year ended 31 December 2008	For the year ended 31 December 2007	For the period from the date of inception on 24 January 1996 to 31 December 2008
	$	$	$

Revenues	-	-	-

Expenses
General and administrative	121,423	92,554	1,756,291
Executive compensation (Note 4)	-	15,000	399,488
Finders’ fees	-	-	48,000
Rent	2,400	-	59,298
Research and development	-	-	566,875

Net loss before other items	(123,823)	(107,554)	(2,834,752)

Other items
Write-off loans and advances	-	-	(327,451)
Loss from discontinued operations	-	-	(365,519)
Loss from loan guarantee	-	-	(84,858)
Write-down of investments	-	-	(7,500)

Net loss for the period	(123,823)	(107,554)	(3,620,080)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	81,146	(49,031)	(8,114)

Comprehensive loss	(42,677)	(156,585)	(3,628,194)

Basic and diluted loss per common share	(0.013)	(0.013)

Weighted average number of common shares used in per share calculations	9,327,295	8,265,019

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the year ended 31 December 2008	For the year ended 31 December 2007	For the period from the date of inception on 24 January 1996 to 31 December 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(123,823)	(107,554)	(3,254,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	2,959	2,959	3,559
Share purchase warrants issued	-	-	80,000
(Gain) loss from loan guarantee	(19,931)	14,694	83,293
Shares issued for services rendered	-	-	992,558
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	481	(579)	(2,003)
Increase (decrease) in accounts payable and accrued liabilities	(1,880)	33,205	1,837,048
Increase (decrease) in due to related parties	(15,023)	31,730	16,707

	(157,217)	(25,545)	(187,899)

Cash flows from financing activities
Purchase of common shares	30,000	-	30,000
Proceeds from subscriptions	40,000	60,000	602,400
Proceeds from note payable	-	-	25,000
Share issue costs	-	-	(95,732)

	70,000	60,000	561,668

Cash flows used in discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	81,146	(49,031)	(8,114)

Increase (decrease) in cash	(6,071)	(14,576)	136

Cash, beginning of period	6,207	20,783	-

Cash, end of period	136	6,207	136

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred compensation	Common stock to be issued	Deficit accumulated during the development stage	Accumulated comprehensive gain (loss)	Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$

Share issue for cash, net of issue costs	10,497,300	10,497	296,833	-	-	-	-	307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at 31 December 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Share issued for cash, net of issue cost	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange	-	-	-	-	-	-	8,258	8,258
Gain
Balance at 31 December 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange Loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at 31 December 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at 31 December 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Share issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at 31 December 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Share issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at 31 December 2001	5,400,639	5,401	2,847,223	-	-	(3,042,140)	-	(189,516)

Share issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at 31 December 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Share issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at 31 December 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Share issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at 31 December 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Share issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at 31 December 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at 31 December 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred compensation	Common stock to be issued	Deficit accumulated during the development stage	Accumulated comprehensive gain (loss)	Stockholders’ Equity (Deficit)
		$	$	$	$	$	$	$

Balance at 31 December 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at 31 December 2007	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription received in 2007	1,200,000	1,200	58,800	-	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	-	30,000
Share subscription received in 2008					40,000			40,000
Other comprehensive gain	-	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	-	(123,823)	-	(123,823)
Balance at 31 December 2008	10,065,019	10,065	3,124,328	-	40,000	(3,620,080)	(8,114)	(453,801)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

1.	Nature and Continuance of Operations

American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on 24 January 1996 as Wolf Exploration Inc. On 17 March 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on 21 November 2000, changed its name to Travelport Systems Inc., and on 17 August 2001, changed its name to American Petro-Hunter Inc. The Company’s business offices are located in Blaine, Washington, USA.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at development stage and has no revenue, has limited asset and has accumulated deficit and comprehensive losses during the development period of $3,628,194 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles of accounting

These financial statements are stated in United States dollars (“U.S. dollars”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

2.  Significant Accounting Policies (Cont’)

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

Stock-based compensation

Effective 1 December 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment,"("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

The Company has not granted stock options in exchange for services during the years ended 31 December 2008 and 2007.

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
31 December 2008

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

The following recent accounting pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s financial statements:

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

3.	Recent Accounting Pronouncements (Cont’)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its results of operation and financial condition.

4.	Related Party Transactions

Amounts due to related parties are payable to a director of the Company, a former director of the Company, a company owned by a director of the Company, and a company owned by a former director and officer of the Company. All amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

During the year ended 31 December 2008, the Company accrued and/or paid management fees of $Nil (31 December 2007 - $15,000) to a former director.

During the year ended 31 December 2008, the Company paid a total of $33,474 (31 December 2007 - $19,406) in consulting fees to two companies controlled by a former director and to a director.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

4.	Related Party Transactions (Cont’)

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the “Agreement”) with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500. The agreement was effective on 1 December 2007 and expires on 30 November 2009 and is subject to termination upon 30-day prior written notice by either party.  During the year ended 31 December 2008, the Company incurred $30,000 in management and consulting expenses in connection with the Agreement.

During the year ended 31 December 2008, the Company carried out a number of transactions with related parties in the normal course of business.

5.	Note Payable

On 18 October 2006, the Company entered into a promissory note agreement with VCF Capital Corp. (“VCF”) whereby VCF loaned the Company $25,000. The loan bears interest at 12% per annum, is collateralized by a general security arrangement over all of the Company’s assets and was payable in full on 18 May 2007.

This note payable was in default at 31 December 2008 and 2007.  During the years ended 31 December 2008 and 2007, the Company accrued $2,959 and $6,870, respectively of interest expense which is included in general and administrative expenses.  Accrued interest payable to VCF is $6,518 as of 31 December 2008.

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

During the year ended 31 December 2008, the Company recorded a foreign exchange gain of $19,931 (31 December 2007 – $Nil) related to this guarantee.

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

7.	Common Stock

Common Stock Issued

During the year ended 31 December 2007, the Company received full payment towards subscription to purchase 1,200,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one share purchase warrant exercisable into common shares of the Company at a price of $0.15 during the following three years.  During the year ended 31 December 2008, the Company issued these 1,200,000 units related to the share subscriptions received during the year ended 31 December 2007.

During the year ended 31 December 2008, the Company issued 600,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one share purchase warrant exercisable into common shares of the Company at a price at $0.15 per share during the following three years.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

7.	Common Stock (Cont’)

Common Stock to be Issued

During the year ended 31 December 2008, the Company received full payment of $40,000 towards subscription to purchase 800,000 units at a price of $0.05 per unit.  Each unit consists of one common share and one share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 during the following three years.  Subsequent to the year ended 31 December 2008, the Company issued these 800,000 units related to the share subscriptions received during the year ended 31 December 2008 (Note 10).

As at 31 December 2008, there are 2,600,000 warrants outstanding at an exercise price of $0.15.  These warrants will expire in the years ending 31 December 2010 and 2011.

8.	Income Taxes

The Company’s operations for the years ended 31 December 2008 and 2007 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of 31 December 2008 and 2007, the Company had the following deferred tax asset:

	31 December 2008	31 December 2007
	$	$

Deferred asset related to net operating loss carry-forwards	1,230,000	1,186,000

Less: Valuation allowance	(1,230,000)	(1,186,000)

Deferred tax asset recognized	-	-

As of 31 December 2008, the Company has net operating loss carry-forwards of approximately $3,620,000 (31 December 2007 - $3,586,000) which may be used to reduce future income taxes payable and which expire between 2026 to 2028. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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
31 December 2008

8.	Income Taxes (Cont’)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2007 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	For the year ended 31 December 2008	For the year ended 31 December 2007
	$	$

Computed tax benefit at statutory rates	44,000	37,000

Less: Change in valuation allowance	(44,000)	(37,000)

Income tax provision	-	-

9.	Supplemental Disclosure with Respect to Cash Flows

	For the year ended 31 December 2008	For the year ended 31 December 2007	For the period from the date of inception on 24 January 1996 to 31 December 2008
	$	$	$

Shares issued in settlement of debt	-	-	1,509,667
Shares issued for services rendered	-	-	992,558
Shares issued for investment	-	-	7,500

10.	Subsequent Events

Subsequent to 31 December 2008, the following events occurred:

a.	The Company issued 800,000 shares related to the share subscriptions received during the year ended 31 December 2008 (Note 7).

b.	The Company terminated a consulting services agreement with a company owned by a former director and officer of the Company.

c.
The Company entered into a one-year consulting services agreement with a company owned by a director and officer of the Company (the “Consultant”), whereby it was agreed that the Consultant provide the Company with management and governance consulting services for a monthly fee of $2,500.

d.
The Company entered into a one-year consulting services agreement with a third party (the “Third Party”), whereby it was agreed that the Third Party provide the Company with corporate management consulting services for a monthly fee of $15,000.

e.
The Company entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for oil on a prospect located in Stanislaus County, California.  Pursuant to the Agreement, the Company agreed to pay Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.

f.
The Company entered into a business consultant agreement with Bakerview Investor Relations, Inc. (“Bakerview”), whereby it was agreed that Bakerview would provide the Company with marketing and investor relations consulting services for a monthly fee of $7,500.  The term of the agreement is twelve months and is subject to termination upon 90-day prior written notice by either party.

g.	The Company completed an equity financing for 2,250,000 shares of common stock at $0.02 per share for total proceeds of $45,000.

h.
The Company offered certain debt holders the opportunity to convert all of their outstanding debt into shares of the Company’s common stock at $0.02 per share. Eleven debt holders opted to convert the aggregate sum of $165,082 into 8,254,088 shares.

i.
Subsequent to our fiscal year end, on March 3, 2009, we entered into a note purchase agreement with a foreign accredited investor whereby we agreed to issue an unsecured convertible promissory note in the principal amount of $200,000 and a warrant to purchase 800,000 shares of our common stock. The outstanding balance under the note will bear interest at 6% per annum and total outstanding principal and accrued interest is due on March 3, 2011. At any time prior to the repayment date, the holder may convert all or a portion of the outstanding balance into shares of our common stock at a conversion price of $0.25. The warrant is exercisable for a period of one year at a price of $0.35 per share.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

4.1(2)	1998 Directors and Officers Option Plan

4.2(3)	Amended 1998 Key Personnel Compensation Plan

4.3(4)	2000 Stock Option Plan

4.4(5)	2001 Stock Option Plan

10.1(6)	Sale Agreement between Wolf Industries Inc. and Gorda Technology Holdings Limited

10.2(6)	License Agreement between Wolf Industries Inc. and Andrew Engineering Inc., et al

10.3(7)	Asset Purchase Agreement between Wolf Industries Inc. and Andrew Engineering Inc.

10.4(7)	Agreement between Wolf Industries Inc., Andrew Engineering Inc., Andrew Rawicz and GPT Management

10.5(8)	Letter of Intent with Galloway Financial Services

10.6(8)	Letter Agreement with Dancing Star Resources

10.7(8)	Assignment of Lease with Exor Oil Company, LLC

10.8(9)	Loan Agreement with VCF Capital Corp.

10.9(9)	Form of Securities Purchase Agreement

10.10(10)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.11	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.12	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.13(12)	Management and Governance Consultant Agreement with Robert McIntosh

10.14(13)	Participation Agreement with Archer Exploration, Inc.

16(11)	Letter from Berkovits & Company, LLP

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

E-1

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form S-8 dated September 10, 1998.

(3)	Incorporated by reference to Form S-8 dated December 9, 1998.

(4)	Incorporated by reference to Form S-8 dated October 20, 2000.

(5)	Incorporated by reference to Form S-8 dated October 2, 2001.

(6)	Incorporated by reference to Form 10-QSB for the period ended March 31, 1998.

(7)	Incorporated by reference to Form 10-QSB for the period ended June 30, 1999.

(8)	Incorporated by reference to Form 10-QSB for the period ended September 30, 2001.

(9)	Incorporated by reference to Form 10-KSB for the period ended December 31, 2006.

(10)	Incorporated by reference to Form 10-KSB for the period ended December 31, 2007.

(11)	Incorporated by reference to Form 8-K dated March 23, 2009.

(12)	Incorporated by reference to Form 8-K dated March 27, 2009.

(13)	Incorporated by reference to Form 8-K dated April 10, 2009.

E-2