Form 10-Q
period 2009-03-31
AMERICAN PETRO-HUNTER INC
filed 2009-05-13
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-22723

AMERICAN PETRO-HUNTER INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0171619
(State of incorporation)	(IRS Employer ID No.)

104 Swallow Hill Drive, Barnstable, Massachusetts 02630
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (508) 362-4420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common stock, $.001 par value	21,369,107

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

March 31, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Statements of Operations for the three month periods ended March 31, 2009 and 2008 and for the period from January 24, 1996 (inception) to March 31, 2009 (Unaudited).	5

Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 and for the period from January 24, 1996 (inception) to March 31, 2009 (Unaudited).	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	18

Part II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signature Page	24

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on April 15, 2009.

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

Part 1. Financial Information

Item 1. Financial Statements

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2009 (Unaudited) $	As at 31 December 2008 (Audited) $

Assets

Current
Cash and cash equivalents	21,406	136
Taxes recoverable	1,947	2,003

	23,353	2,139

Liabilities

Current
Accounts payable and accrued liabilities	196,084	217,252
Due to related party (Note 4)	25	123,877
Note payable (Note 5)	37,243	31,518
Loan guarantee (Note 6)	80,937	83,293

	314,289	455,940

Stockholders’ deficiency
Common stock (Note 7)
200,000,000 voting shares, par value $0.001 authorized;
21,369,107 and 10,065,019 shares issued and outstanding at 31 March 2009 and 31 December 2008, respectively	21,369	10,065
Common stock to be issued, Nil and 800,000 shares at 31 March 2009 and 31 December 2008, respectively	-	40,000
Stock subscriptions receivable	(2,000)	-
Additional paid-in capital	3,370,717	3,124,328
Accumulated comprehensive gain (loss)	20,895	(8,114)
Deficit accumulated during the development stage	(3,701,917)	(3,620,080)

	(290,936)	(453,801)

	23,353	2,139

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended 31 March 2009 $	For the three month period ended 31 March 2008 $	For the period from the date of inception on 24 January 1996 to 31 March 2009 $

Revenues	-	-	-

Expenses
General and administrative	36,469	7,692	1,773,009
Executive compensation (Note 4)	21,476	8,825	429,749
Finders’ fees	-	-	48,000
Interest	1,110	788	12,076
Rent	200	-	64,298
Research and development	-	-	566,875

Net loss before other items	(59,255)	(17,305)	(2,894,007)

Other items
Write-off loans and advances	-	-	(327,451)
Loss from discontinued operations	-	-	(365,519)
Loss from loan guarantee	-	-	(84,858)
Loss from settlement of debt	(14,971)	-	(14,971)
Loan placement fee	(7,611)	-	(7,611)
Write-down of investments	-	-	(7,500)

Net loss for the period	(81,837)	(17,305)	(3,701,917)

Other comprehensive gain (loss)
Foreign currency translation gain	29,009	10,974	20,895

Comprehensive loss	(52,828)	(6,331)	(3,681,022)

Basic and diluted loss per common share	(0.006)	(0.001)

Weighted average number of common shares used in per share calculations	12,828,240	8,265,019

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended 31 March 2009 $	For the three month period ended 31 March 2008 $	For the period from the date of inception on 24 January 1996 to 31 March 2009 $

Cash flows used in operating activities
Net loss for the period	(81,837)	(17,305)	(3,336,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	740	750	5,049
Stock purchase warrants issued	-	-	80,000
(Gain) loss from loan guarantee	(2,356)	(3,988)	80,937
Warrants issued for services	7,611	-	7,611
Loss on settlement of debt	14,971	-	14,971
Shares issued for services rendered	-	-	992,558
Shares issued for settlement of debt	150,111	-	150,111
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	56	97	(1,947)
Increase (decrease) in accounts payable and accrued liabilities	(21,168)	6,682	1,815,130
Decrease in due to related parties	(123,852)	(2,298)	(107,145)

	(55,724)	(16,062)	(243,623)

Cash flows from financing activities
Purchase of common shares	43,000	-	73,000
Proceeds from subscriptions	-	-	602,400
Proceeds from note payable	4,985	-	29,985
Share issue costs	-	-	(95,732)

	47,985	-	609,653

Cash flows from discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	29,009	10,974	20,895

Increase (decrease) in cash and cash equivalents	21,270	(5,088)	21,406

Cash and cash equivalents, beginning of period	136	6,207	-

Cash and cash equivalents, end of period	21,406	1,119	21,406

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

1.	Nature and Continuance of Operations

American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. On 17 March 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on 21 November 2000, changed its name to Travelport Systems Inc., and on 17 August 2001, changed its name to American Petro-Hunter Inc. The Company's business offices are located in Barnstable, Massachusetts, USA.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at development stage and has no revenue, has limited asset and has accumulated deficit and comprehensive losses during the development period of $3,681,022 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles.

The unaudited interim financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position results of operations, changes in stockholders’ equity (deficiency) and cash flows as of 31 March 2009, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended 31 December 2008.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

Stock-based compensation

Effective 1 December 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company has not granted stock options in exchange for services during the three month period ended 31 March 2009.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, taxes recoverable, accounts payable and accrued liabilities, due to related parties, note payable and loan guarantee. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising form these financial instruments. The fair values of these financial instruments approximate their carrying values because of their relatively short-term maturities.

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

The following recent accounting pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s financial statements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The adoption of SFAS No. 163 did not have an impact on our financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have an impact on our financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

4.	Related Party Transactions

Amount due to related party is payable to a company owned by a former director and officer of the Company. Amount due to related party is non-interest bearing, unsecured and have no fixed terms of repayment.

During the three month period ended 31 March 2009, the Company carried out a number of transactions with related parties in the normal course of business.

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the “Agreement”) with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500. The agreement was effective on 1 December 2007 and expires on 30 November 2009 and is subject to termination upon 30-day prior written notice by either party.  Effective 13 February 2009, the Agreement was terminated.  During the three month period ended 31 March 2009, the Company incurred $2,500 (2008 - $7,500) in management and consulting expenses in connection with the Agreement.

In February 2009, the Company entered into a one-year management and governance consultant agreement (the “Consulting Agreement”) with Chamberlain Capital Partners (“Chamberlain”), an affiliated entity, whereby it was agreed that Chamberlain provide the Company with management and governance consulting services for a monthly fee of $2,500.  During the three month period ended 31 March 2009, the Company incurred $5,000 (2008 - $Nil) in management and consulting expenses in connection with the Consulting Agreement.

In March 2009, the Company entered into a one-year management and governance consultant agreement with a director and officer of the Company (the “Related Party”), whereby it was agreed that the Related Party provide the Company with corporate management consulting services for a monthly fee of $15,000.  During the three month period ended 31 March 2009, the Company incurred $6,000 (2008 - $Nil) in management and consulting expenses to the Related Party.

In March 2009, the Company entered into a one-year business consultant agreement (the “Business Consulting Agreement”) with Bakerview Investor Relations, Inc. (“Bakerview”), whereby it was agreed that Bakerview provide the Company with marketing and investor relation services for a monthly fee of $7,500.  During the three month period ended 31 March 2009, the Company incurred $3,750 (2008 - $Nil) in business consulting expenses in connection with the Business Consulting Agreement.

During the three month period ended 31 March 2009, the Company paid a total of $4,226 (2008 - $1,325) in consulting fees to a company controlled by a former director.

In March 2009, the Company entered into debt assignment agreements with various related parties (the “Related Parties”) and third parties (the “Debt Purchasers”), whereby the Debt Purchasers agreed to purchase existing amounts due to the Related Parties from the Company in the amount of $165,082 (the “Existing Debts”).  The Company also entered into agreements with the Debt Purchasers whereby the Debt Purchasers agreed to convert the Existing Debts into 8,254,088 common shares of the Company valued at $165,082 (Note 7).

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

5.	Note Payable

	31 March 2009 $	31 December 2008 $

Promissory note payable bearing interest at 12% per annum, collateralized by a general security arrangement over all of the Company’s assets and payable in full on 18 May 2007. This note payable was in default at 31 March 2009 (Note 10). During the three month period ended 31 March 2009, the Company accrued interest expense of $740. The balance as at 31 March 2009 includes accrued interest of $7,258 (2008 - $6,518)	32,258	31,518

Promissory note payable bearing interest at 6% per annum, unsecured, repayable on 3 March 2011 and convertible into common stock of the Company on a per share conversion price of $0.25 any time prior to 3 March 2011.  As consideration, the Company issued 800,000 one-year warrants valued at $7,611 as a loan placement fee, exercisable into common shares of the Company at a price at $0.35 per share (Note 7).  As at 31 March 2009, no funds related to this promissory note have been forwarded to the Company.  During the three month period ended 31 March 2009, the Company accrued interest expense of $Nil.  The balance as at 31 March 2009 includes accrued interest of $Nil. The Company received the funds related to this promissory note subsequent to 31 March 2009 and the funds were used in connection with the acquisition of an oil and gas interest (Note 11).
	-	-

Loan issued by Coach Capital LLC, non-interest bearing, unsecured and having no fixed terms of repayment.	4,985	-

	37,243	31,518

6.	Loan Guarantee

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

During the three month period ended 31 March 2009, the Company recorded a foreign exchange gain of $2,356 (2008 – $3,988) related to this guarantee.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

7.	Stockholders’ Deficiency

Common Stock Issued

During the year ended 31 December 2007, the Company received full payment towards subscription to purchase 1,200,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one two-year share purchase warrant exercisable into common shares of the Company at a price of $0.15 per share through 23 February 2010.  During the year ended 31 December 2008, the Company issued these 1,200,000 units related to the share subscriptions received during the year ended 31 December 2007.

During the year ended 31 December 2008 the Company issued 600,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one two-year share purchase warrant exercisable into common shares of the Company at a price at $0.15 per share.

During the year ended 31 December 2008, the Company received full payment towards subscription to purchase 800,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 per share during the following three years.  During the three month period ended 31 March 2009, the Company issued these 800,000 units related to the share subscriptions received during the year ended 31 December 2008.

During the three month period ended 31 March 2009, the Company received full payment towards subscription to purchase 2,150,000 shares at a price of $0.02 per share.

During the three month period ended 31 March 2009, the Company issued 8,254,088 shares at a price of $0.02 per share to Debt Purchasers to convert the Existing Debts in the amount of $165,082 (Note 4).

Subscriptions Receivable

During the three month period ended 31 March 2009, the Company issued 100,000 shares at a price of $0.02 per share for subscriptions received subsequent to the three month period ended 31 March 2009 (Note 10).

Warrants

During the three month period ended 31 March 2009, the Company issued 800,000 one-year warrants valued at $7,611 as a consideration for a loan from Coventry. These warrants are exercisable into common shares of the Company at a price at $0.35 per share (Note 5).

As at 31 March 2009, there are 2,600,000 and 800,000 warrants outstanding at an exercise price of $0.15 and $0.35, respectively.  These warrants will expire in the years ending 31 December 2010 and 2011.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

8.	Income Taxes

The Company’s operations for the three month period ended 31 March 2009 and for the year ended 31 December 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of 31 March 2009 and 31 December 2008 the Company had the following deferred tax asset:

	31 March 2009 $	31 December 2008 $

Deferred asset related to net operating loss carry-forwards	1,259,000	1,230,000

Less: Valuation allowance	(1,259,000)	(1,230,000)

Deferred tax asset recognized	-	-

As of 31 March 2009, the Company has net operating loss carry-forwards of approximately $3,700,000 (31 December 2008 - $3,620,000) which may be used to reduce future income taxes payable and which expire between 2027 to 2029. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. The Company has concluded that it is more likely than not that it will not realize any deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (31 December 2008 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	For the three month period ended 31March 2009 $	For the year ended 31 December 2008 $

Computed tax benefit at statutory rates	29,000	44,000

Less: Change in Valuation allowance	(29,000)	(44,000)

Income tax provision	-	-

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

9.	Supplemental Disclosures with Respect to Cash Flows

	For the three month period ended 31 March 2009 $	For the three month period ended 31 March 2008 $	For the period from the date of inception on 24 January 1996 to 31 March 2009 $

Shares issued in settlement of debt	150,111	-	1,659,778
Shares issued for services rendered	-	-	992,558
Shares issued for investment	-	-	7,500
Warrants issued for services	7,611	-	7,611

10.	Commitment

The Company is in default of certain terms of its note payable (Note 5).

11.	Subsequent Events

a.
On 6 April 2009, the Company entered into a Participation Agreement (the “Participation Agreement”) with Archer Exploration, Inc. (“Archer”) to participate in the drilling for oil on a prospect located in Stanislaus County, California (the “Prospect”).  Pursuant to the Participation Agreement, the Company agreed to pay Archer $200,000 for all costs in connection with the acquisition and operation of the Prospect until completion of an initial test well in exchange for a 25% working interest in the Prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The Company is also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling.  The Company may elect not to participate in additional expenditures in connection with the Prospect at which time the Company will forfeit any interests it has in the Prospect.

b.	On 14 April 2009, the Company received full payment for 100,000 shares issued at a price of $0.02 per share during the three month period ended 31 March 2009 (Note 7).

c.
On 4 May 2009, the Company entered into a binding Letter of Intent with S&W Oil & Gas, LLC to acquire a twenty five percent (25%) working interest and eighty-one and one-half percent (81.5%) net revenue interest in the Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536. If the drilling rig is not on site by 25 May 2009, all funds advanced by the Company pursuant to the letter of intent will be repaid in full to the Company.

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

Background

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire properties for precious metal exploration in the western United States. However, after considering several properties, we determined the properties identified were not suitable to fully implement an exploration and development project in the United States. In August 1996, we changed our management team and developed a new business plan to sell chemical products to the oil and gas industry. In 1998, we sold that business and developed a new business plan for the manufacturing and marketing of a dental color analyzer. Our plans to manufacture and sell the analyzer were delayed pending completion of research and development and by an action brought against us by AEI Trucolor. After settling that action, in August 2001, we changed our name to “American Petro-Hunter Inc.” and changed our focus to the exploration and eventual exploitation of oil and gas.

Subsequent to our fiscal quarter ended March 31, 2009, on April 6, 2009, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.

Subsequent to our fiscal quarter ended March 31, 2009, on May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC to acquire a twenty five percent (25%) working interest and eighty-one and one-half percent (81.5%) net revenue interest in the Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536. If the drilling rig is not on site by May 25th, 2009, all funds advanced by us pursuant to the letter of intent will be repaid to us in full.

We have had no revenues since 2004. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Having no sources of income, substantial doubt is raised about our ability to continue as a going concern.

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.  We expect no significant changes in the number of employees over the next 12 months.

We will be initiating drilling operations in the next several months, and as such we may have some significant ongoing capital expenditures. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

 Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the three months ended, March 31, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 15, 2009.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Comparison of Three month periods ended March 31, 2009 and March 31, 2008

For the three month periods ended March 31, 2009 and March 31, 2008, we incurred a comprehensive loss of $52,828 and $6,331, respectively.  The increase was largely attributed to additional administrative expenses and executive compensation.

General and administration expenses for the three month period ended March 31, 2009, amounted to $36,469 compared to $7,692 in the same period of 2008. Executive compensation for the three month periods is $21,476 compared to $8,825, respectively, in the same period of 2008.

We had a foreign currency gain of $29,009 during the three month period ended March 31, 2009, compared to a gain of $10,974 in the same period of 2008.  This was a result of more favorable exchange rates in 2009.

Period from inception, January 24, 1996 to March 31, 2009

We had an accumulated deficit during the development stage of $3,701,917.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $21,406, and working capital deficiency of $290,936. During the three month period ended March 31, 2009, we funded our operations from the proceeds of private sales of equity and/or convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the three month period ended March 31, 2009, we used net cash of $55,724 in operations. Net cash from operating activities reflected an increase in accounts payable and accrued liabilities of $21,168 and decrease in amount due to related parties of 123,852.

We raised $47,985 during the three month period ended March 31, 2009 from the issuance of common stock.

Our current cash requirements are significant due to planned exploration and development of current projects. Accordingly, we expect to continue to use debt and equity financing to fund operations for at least the remainder of our fiscal year ended December 31, 2009, as we look to expand our asset base and fund exploration and development of our properties.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The oil and gas industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the oil and gas industry. These events have contributed to an unprecedented decline in crude oil  and natural gas prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for oil and gas remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions, will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We have incurred net losses and other comprehensive losses of $3,681,022 for the period from January 24, 1996 (inception) to March 31, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have yet to generate positive earnings from our current business strategy and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful acquisition and exploration activities. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Even if we are able to discover and produce oil or natural gas, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

Inherent risk in drilling

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil and gas reservoirs. The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude or natural gas is present or may be produced economically. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	fires, explosions, blowouts and surface cratering;

•	uncontrollable flows of oil and formation water;

•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•	other adverse weather conditions; and

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Our oil and gas operations involve substantial costs and are subject to various economic risks.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. The cost and length of time necessary to produce any reserves may be such that it will not be economically viable. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. We also face the risk that the oil and gas reserves may be less than anticipated, that we will not have sufficient funds to successfully drill on the property, that we will not be able to market the oil and gas due to a lack of a market and that fluctuations in the prices of oil will make development of those leases uneconomical. This could result in a total loss of our investment.

A substantial or extended decline in oil and gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.

 Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

•	the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•	political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China and India;

•	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•	domestic and foreign governmental regulations and other actions;

•	the price and availability of alternative fuels;

•	the price of foreign imports;

•	the availability of liquid natural gas imports; and

•	worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring viable leases.

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

Oil and gas operations are subject to country-specific federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to country-specific federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted and no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services and equipment has risen, and the costs of these services and equipment are increasing. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in Wyoming, we could be materially and adversely affected because our operations and properties are concentrated in Wyoming.

We depend on the skill, ability and decisions of third party operators to a significant extent.

The success of the drilling, development and production of the oil properties in which we have or expect to have a working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our future exploration and production activities are subject to certain country-specific federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we will be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of U.S. state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our current operations comply, in all material respects, with all applicable environmental regulations.

Risks Related to our Common Stock

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

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.
Although our common stock is quoted on the OTCBB under the symbol “AAPH,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $218,000.  The amount is unsecured and is due in two years.  The principal amount bears interest at 6% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.25 per share.  If within 18 months of the date of issuance of the convertible note, we undertake any subsequent (i) debt financing, the note holder may elect to exchange all or a portion of the outstanding balance of the note for a new note upon the same terms as the debt financing, (ii) equity financing, the note holder may elect to exchange its shares of our common stock on an as-converted basis for securities issued in the equity financing according to the following ratio: (Number of as-converted shares multiplied by the conversion price of the original convertible note, as adjusted in accordance with such note) divide by (the price per share of our securities sold in the equity financing). We also issued a warrant to purchase 872,000 shares of our common stock in connection with this note, expiring on April 14, 2011.  The warrants are exercisable at $0.35 per share.    We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1) Incorporated by reference to Form 10-SB12G dated June 19, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC. (Registrant)

Date: May 13, 2009	By:	/s/ John J. Lennon
John J. Lennon, President and Chairman of the Board (Principal Executive Officer)

Date: May 13, 2009	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)