Form 10-Q
period 2009-06-30
AMERICAN PETRO-HUNTER INC
filed 2009-08-13
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-22723

AMERICAN PETRO-HUNTER INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0171619
(State of incorporation)	(IRS Employer ID No.)

17470 North Pacesetter Way
Scottsdale, AZ 85255
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (480) 305-2052

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009
Common stock, $.001 par value	23,748,561

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

June 30, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	5

Statements of Operations for the three and six month periods ended June 30, 2009 and 2008 and for the period from January 24, 1996 (inception) to June 30, 2009 (Unaudited).	6

Statements of Cash Flows for the three and six month periods ended June 30, 2009 and 2008 and for the period from January 24, 1996 (inception) to June 30, 2009 (Unaudited).	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	17

Item 3. Qualitative and Quantitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signature Page	27

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on April 15, 2009.

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

Part 1. Financial Information

Item 1. Financial Statements

American Petro-Hunter Inc.
(A Development Stage Company)

Condensed Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2009	As at 31 December 2008 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	374,643	136
Taxes recoverable	2,111	2,003

	376,754	2,139

Mineral properties (Note 4)	400,666	-

	777,420	2,139

Liabilities

Current
Accounts payable and accrued liabilities	188,352	217,252
Due to related party (Note 5)	25	123,877
Notes payable (Note 8)	63,974	31,518
Convertible debenture (Notes 6 and 13)	500,000	-
Loan guarantee (Note 7)	87,740	83,293

	840,091	455,940

Stockholders’ deficiency
Common stock (Note 9)
200,000,000 voting shares, par value $0.001 authorized;
22,248,561 and 10,065,019 shares issued and outstanding at 30 June 2009 and 31 December 2008, respectively	22,249	10,065
Common stock to be issued, 1,500,000 and 800,000 shares at 30 June 2009 and 31 December 2008, respectively	217,132	40,000
Additional paid-in capital	3,820,317	3,124,328
Accumulated comprehensive gain (loss)	28,604	(8,114)
Deficit accumulated during the development stage	(4,150,973)	(3,620,080)

	(62,671)	(453,801)

	777,420	2,139

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended 30 June 2009	For the three month period ended 30 June 2008	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008	For the period from the date of inception on 24 January 1996 to 30 June 2009
	$	$	$	$	$

Revenues	-	-	-	-	-

Expenses
General and administrative	88,443	40,909	127,912	58,214	1,861,452
Executive compensation	54,273	-	72,749	-	484,022
Exploration costs	44,624		44,624		44,624
Finders’ fees	28,375	-	28,375	-	76,375
Interest	2,725	-	3,835	-	14,801
Rent	-	-	200	-	64,298
Research and development	-	-	-	-	566,875

Net loss before other items	(218,440)	(40,909)	(277,695)	(58,214)	(3,112,447)

Other items
Loan placement fee (Note 7)	(230,616)	-	(238,227)	-	(238,227)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)
Loss from settlement of debt	-	-	(14,971)	-	(14,971)
Write-down of investments	-	-	-	-	(7,500)
Write-off loans and advances	-	-	-	-	(327,451)

Net loss for the period	(449,056)	(40,909)	(530,893)	(58,214)	(4,150,973)

Other comprehensive gain (loss)
Foreign currency translation gain	7,709	1,754	36,718	12,728	28,604

Comprehensive loss	(441,347)	(39,155)	(494,175)	(45,486)	(4,122,369)

Basic and diluted loss per common share	(0.021)	(0.004)	(0.031)	(0.007)

Weighted average number of common shares used in per share calculations	21,610,715	9,291,686	17,243,740	8,775,516

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008	For the period from the date of inception on 24 January 1996 to 30 June 2009
	$	$	$
Cash flows used in operating activities
Net loss for the period	(530,893)	(58,214)	(3,785,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	1,472	-	5,031
Stock purchase warrants issued	-	-	80,000
(Gain) loss from loan guarantee	4,447	-	87,740
Warrants issued for services	238,227	-	238,227
Loss on settlement of debt	14,971	-	14,971
Shares issued for services rendered	-	-	992,558
Shares issued for settlement of debt	150,111	-	150,111
Stock purchase warrants issued for finders’ fee	-	-	48,000
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	(108)	75	(2,111)
Increase (decrease) in accounts payable and accrued liabilities	(28,900)	(1,842)	1,808,148
Decrease in due to related parties	(123,852)	(1,781)	(107,145)

	(274,525)	(61,762)	(462,424)

Cash flows from investing activities
Acquisition of mineral properties	(400,666)	-	(400,666)

Cash flows used in financing activities
Purchase of common shares for cash	45,000	-	75,000
Purchase of common shares for promissory note	219,863	-	219,863
Proceeds from subscriptions	217,132	45,000	819,532
Proceeds from note payable	30,985	-	55,985
Proceeds from convertible debenture	500,000	-	500,000
Share issue costs	-	-	(95,732)

	1,012,980	45,000	1,574,648

Cash flows used in discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	36,718	12,728	28,604

Increase (decrease) in cash and cash equivalents	374,507	(4,034)	374,643

Cash and cash equivalents, beginning of period	136	6,207	-

Cash and cash equivalents, end of period	374,643	2,173	374,643

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these condensed financial statements.

1.	Nature and Continuance of Operations

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

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has no revenue, has limited assets and has accumulated deficit and comprehensive losses during the development period of $4,122,369 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these condensed financial statements.

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with GAAP.

The unaudited condensed financial statements do not include all information and footnote disclosures required under GAAP. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position results of operations, changes in stockholders’ equity (deficiency) and cash flows as of 30 June 2009, and for all periods presented, have been included. Readers of these condensed financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

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

The Company has not granted stock options in exchange for services during the six month period ended 30 June 2009.

Net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, taxes recoverable, accounts payable and accrued liabilities, due to related party, notes payable and loan guarantee. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising form these financial instruments. The fair values of these financial instruments approximate their carrying values because of their relatively short-term maturities.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollars.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.	Recent Accounting Pronouncements

The following recent accounting pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s condensed financial statements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS  No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s interim condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its condensed financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on its interim condensed financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The adoption of SFAS No. 163 did not have an impact on the Company’s condensed financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, which is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS No. 162 to have a material effect on its condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have an impact on the Company’s condensed financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) did not have an impact on the Company’s condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have an impact on the Company’s condensed financial statements.

4.	Mineral Properties

Archer Explorations, Inc. - Stanislaus County

On 6 April 2009, the Company entered into a participation agreement (the “Participation Agreement”) with Archer Explorations, Inc. (“Archer”) to participate in the drilling for oil on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, the Company paid Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect. The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The Company is also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  The Company may elect not to participate in additional expenditures in connection with the prospect at which time the Company will forfeit any interests it has in the prospect.

S&W Oil & Gas, LLC - Poston Prospect

On 4 May 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the LOI, the Company paid S&W $64,536 in exchange for a 25% working interest and 81.5% net revenue interest in the Poston Prospect. In the event S&W determines that the drill stem tests and or logs support commercial production, an additional $44,624 paid per 25% working interest held by the Company is due for completion of the oil well and for the purchase of necessary equipment.

Archer Explorations, Inc. - Sacramento County

On 4 June 2009, the Company entered into a participation agreement with Archer (the “Archer Participant Agreement”) to participate in the drilling for natural gas on a prospect located in Sacramento County, California.  Pursuant to the Archer Participant Agreement, the Company agrees to pay to Archer $142,000 for all costs in connection with the acquisition and operation of the prospect up to the drilling of an initial test well in exchange for a 25% working interest in the prospect.  The Company is also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  The Company may elect not to participate in additional expenditures in connection with the prospect at which time the Company will forfeit any interests it has in the prospect.

S&W Oil & Gas, LLC – Brinkman Prospect

On 11 June 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Brinkman Prospect located in Clark County, Kansas.  Pursuant to the LOI, the Company paid S&W a total of $22,833 for land acquisition, leasing and seismic costs for a 25% working interest in the Prospect. In addition, the Company will pay $56,467 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs. If a successful commercial well is established, the Company will receive an 81.5% net revenue interest in the prospect. The LOI contains customary representations and warranties by the parties.

S&W Oil & Gas, LLC – Rooney Prospect

On 19 June 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  The Rooney Prospect consists of 8 sections totaling 5,120 acres.  Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs and agreed to pay up to $216,667 for the 3D seismic shoot costs that include processing and interpretation as well as 50% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 50% of the working interest and 81.5% net revenue interest in the Prospect to the Company. The LOI contains customary representations and warranties by the parties.

5.	Due to Related Party and Related Party Transactions

Amount due to related party is payable to a company owned by a former director and officer of the Company. Amount due to related party is non-interest bearing, unsecured and have no fixed terms of repayment.

During the six month period ended 30 June 2009, the Company carried out a number of transactions with related parties in the normal course of business.

During the six month period ended 30 June 2009, the Company paid a total of $7,999 (2008 - $1,325) in consulting fees to a company controlled by a former director.

In February 2009, the Company entered into a one-year management and governance consultant agreement (the “Consulting Agreement”) with Chamberlain Capital Partners (“Chamberlain”), an affiliated entity, whereby it was agreed that Chamberlain provide the Company with management and governance consulting services for a monthly fee of $2,500.  During the six month period ended 30 June 2009, the Company incurred $12,500 (2008 - $Nil) in management and consulting expenses in connection with the Consulting Agreement.

In March 2009, the Company entered into a one-year management and governance consultant agreement with a director and officer of the Company (the “Related Party”), whereby it was agreed that the Related Party provide the Company with corporate management consulting services for a monthly fee of $15,000.  During the six month period ended 30 June 2009, the Company incurred $23,500 (2008 - $Nil) in management and consulting expenses to the Related Party.

In March 2009, the Company entered into a one-year business consultant agreement (the “Business Consulting Agreement”) with Bakerview Investor Relations, Inc. (“Bakerview”), whereby it was agreed that Bakerview provide the Company with marketing and investor relation services for a monthly fee of $7,500.  During the six month period ended 30 June 2009, the Company incurred $26,250 (2008 - $Nil) in business consulting expenses in connection with the Business Consulting Agreement.

In March 2009, the Company entered into debt assignment agreements with various related parties (the “Related Parties”) and third parties (the “Debt Purchasers”), whereby the Debt Purchasers agreed to purchase existing amounts due to the Related Parties from the Company in the amount of $165,082 (the “Existing Debts”).  The Company also entered into agreements with the Debt Purchasers whereby the Debt Purchasers agreed to convert the Existing Debts into 8,254,088 common shares of the Company valued at $165,082 (Note 9).

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the “Agreement”) with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500. The agreement was effective on 1 December 2007 and expires on 30 November 2009 and is subject to termination upon 30-day prior written notice by either party.  Effective 13 February 2009, the Agreement was terminated.  During the six month period ended 30 June 2009, the Company incurred $2,500 (2008 - $7,500) in management and consulting expenses in connection with the Agreement.

6.	Convertible Debentures

In June 2009, the Company received of $500,000 to issue convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by a general charge on the assets of the Company but not limited to the Company’s 25% working interest in Lutters #1 well (“Lutters”) located in Kansas and due on 13 August 2010 (Note 4). The Company agrees to execute a division order and direct the operator of the Lutters to pay up to $7,500 per month to the investor until the debenture is fully paid. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time on the basis a price being lower of $0.35 per share or a 25% discount to the average price of closing prices. The Company shall issue 1,428,571 warrants to purchase common shares of the Company for $0.50 per share (Note 13).

7.	Loan Guarantee

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

During the six month period ended 30 June 2009, the Company recorded a foreign exchange loss of $4,447 (2008 – $3,090) related to this guarantee.

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

8.	Notes Payable

	30 June 2009	31 December 2008 (Audited)
	$	$
Promissory note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets and payable in full on 18 May 2007. This note payable was in default at 30 June 2009 (Note 12). During the six month period ended 30 June 2009, the Company accrued interest expense of $1,472. The balance as at 30 June 2009 consists of principle and accrued interest of $7,989 (2008 - $6,518).	32,989	31,518

Promissory note payable of $200,000 bearing interest at 6% per annum, unsecured, repayable on 3 March 2011 and convertible into common stock of the Company on a per share conversion price of $0.25 any time prior to 3 March 2011. As consideration, the Company issued 800,000 warrants, valued at $7,611, to purchase common shares of the Company at a price at $0.35 per common share up to 3 March 2010. During the six month period ended 30 June 2009, the Company cancelled the warrants (Note 9).	-	-

Loan issued by Coach Capital LLC, non-interest bearing, unsecured and having no fixed terms of repayment.	20,985	-

Promissory note payable of $10,000 bearing interest at 18% per annum, unsecured, repayable quarterly from 26 May 2009; due on demand. The holder has the right to convert any portion of the unpaid principle and/or accrued interest at any time into common shares. The balance as at 30 June 2009 includes accrued interest of $Nil.	10,000	-

Promissory note payable of $218,000 bearing interest at 6% per annum, unsecured, repayable on 14 April 2011 and convertible into common stock of the Company on a per share conversion price of $0.25 any time prior to 14 April 2011.  As consideration, the Company issued 872,000 warrants, valued at $230,616, to purchase common shares of the Company at a price at $0.35 per common share up to 14 April 2011 (Note 9).  During the six month period ended 30 June 2009, the Company accrued interest expense of $1,863. As at 30 June 2009, the investor had converted the note payable balance plus accrued interest into 879,454 common shares of the Company at a price of $0.25 per share (Note 9).
	-	-

	63,974	31,518

9.	Stockholders’ Deficiency

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

During the year ended 31 December 2008, the Company received full payment towards subscription to purchase 800,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $0.15 per share during the following three years.  During the six month period ended 30 June 2009, the Company issued these 800,000 units related to the share subscriptions received during the year ended 31 December 2008.

During the six month period ended 30 June 2009, the Company issued 2,250,000 units at a price of $0.02 per share for cash.

During the six month period ended 30 June 2009, the Company issued 8,254,088 shares at a price of $0.02 per share to debt purchasers to convert the existing debts in the amount of $165,082 (Note 5).

During the six month period ended 30 June 2009, the Company issued 879,454 shares at a price of $0.25 per share to covert the promissory note in the amount of $219,863 (Note 8).

Common Stock to be Issued

During the six month period ended 30 June 2009, the Company received in advance $217,132 cash for 1,500,000 common shares in a warrant exercise.

Warrants

During the six month period ended 30 June 2009, a total 800,000 previously outstanding warrants were cancelled.

During the six month period ended 30 June 2009, a total of 1,500,000 share purchase warrants were exercised into common shares of the Company at a price at $0.15 per share (Note 13).

During the six month period ended 30 June 2009, the Company issued 872,000 warrants to purchase common shares of the Company for $0.35 per share up to 14 April 2011, valued at $230,616 as a consideration for a promissory note payable (Note 8).

As at 30 June 2009, there are 1,100,000 and 872,000 warrants outstanding at an exercise price of $0.15 and $0.50, respectively.  These warrants will expire in the years ending 31 December 2010 and 2011.

10.	Income Taxes

The Company’s operations for the six month period ended 30 June 2009 and for the year ended 31 December 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of 30 June 2009 and 31 December 2008 the Company had the following deferred tax asset:

	30 June 2009	31 December 2008 (Audited)
	$	$

Deferred asset related to net operating loss carry-forwards	1,411,000	1,230,000

Less: Valuation allowance	(1,411,000)	(1,230,000)

Deferred tax asset recognized	-	-

As of 30 June 2009, the Company has net operating loss carry-forwards of approximately $4,150,000 (31 December 2008 - $3,620,000) which may be used to reduce future income taxes payable and which expire between 2027 to 2029. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

A valuation allowance has been recorded to reduce the net benefit recorded in the condensed financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. The Company has concluded that it is more likely than not that it will not realize any deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (31 December 2008 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	For the six month period ended 30 June 2009	For the year ended 31 December 2008 (Audited)
	$	$

Computed tax benefit at statutory rates	180,000	44,000

Less: Change in valuation allowance	(180,000)	(44,000)

Income tax provision	-	-

11.	Supplemental Disclosures with Respect to Cash Flows

	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008	For the period from the date of inception on 24 January 1996 to 30 June 2009
	$	$	$

Shares issued in settlement of debt	150,111	-	1,659,778
Shares issued for services rendered	-	-	992,558
Shares issued for investment	-	-	7,500
Warrants issued for services	238,227	-	238,227

12.	Commitment

As at 30 June 2009, the Company is in default of its promissory note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets; was payable in full on 18 May 2007 (Note 8).

13.	Subsequent Events

Subsequent to the six month period ended 30 June 2009 to the date the financial statements were available to be issued on 13 August 2009, the following events occurred:

a.	The Company issued 1,500,000 common shares in a warrant exercise (Note 9).

b.
   On 13 August 2009, the Company issued convertible debenture of $500,000 bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by a general charge on the assets of the Company but not limited to the Company’s 25% working interest in Lutters #1 well located in Kansas due on 13 August 2010.  The Company agrees to execute a division order and direct the operator of the Lutters to pay up to $7,500 per month to the investor until the debenture is fully paid. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time on the basis a price being lower of $0.35 per share or a 25% discount to the average price of closing prices. The Company also issued 1,428,571 warrants to purchase common shares of the Company for $0.50 per share up to 13 August 2011 (Note 6).

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

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest in the Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536.  On May 13, 2009, drilling began on the prospect and the well was completed on June 16, 2009.  Oil production on the well began on June 18, 2009 and as of August 2009, we have begun receiving revenue from this oilfield.

On June 4, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on a prospect located in Sacramento County, California.  Pursuant to the agreement, we agreed to pay to Archer $142,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect. The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  In July 2009, a seismic shoot was completed on the prospect.  Based on the favorable results of the survey, the operator of the prospect is finalizing preparations for the first well location and a spud date will be set shortly.

On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Brinkman Prospect located in Clark County, Kansas.  We agreed to pay S&W a total of $22,833.28 for land acquisition, leasing and seismic costs for a 25% working interest in the prospect. In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, the Company will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the prospect commenced and the drilling is expected to be completed in August 2009.

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  The prospect consists of 8 sections totaling 5,120 acres.  We agreed to pay S&W a total of $113,333.12 for land acquisition and leasing costs and up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation as well as 50% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 50% of the working interest and 81.5% net revenue interest in the prospect to the Company.

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to meet our business objectives. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our acquisition, working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.  We expect no significant changes in the number of employees over the next 12 months.

We have initiated drilling operations on several prospects, and as such we may have some significant ongoing capital expenditures. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the six months ended, June 30, 2009, there have been no material changes or updates to our critical accounting policies.

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

Comparison of six month periods ended June 30, 2009 and June 30, 2008

For the six month periods ended June 30, 2009 and June 30, 2008, we incurred a comprehensive loss of $494,175 and $45,486, respectively.  The increase was largely attributed to a loan placement fee in the amount of $238,227 plus additional administrative expenses and executive compensation.

General and administration expenses for the six month period ended June 30, 2009, amounted to $127,912 compared to $58,214 in the same period of 2008. Executive compensation for the six month period ended June 30, 2009 is $72,749 compared to $NIL in the same period of 2008.

We had a foreign currency gain of $36,718 during the six month period ended June 30, 2009, compared to a gain of $12,728 in the same period of 2008.  This was a result of more favorable exchange rates in 2009.

Comparison of three month periods ended June 30, 2009 and June 30, 2008

For the three month periods ended June 30, 2009 and June 30, 2008, we incurred a comprehensive loss of $441,347 and $39,155, respectively.  The increase was largely attributed to a loan placement fee in the amount of $230,616 plus additional administrative expenses and executive compensation.

General and administration expenses for the three month period ended June 30, 2009, amounted to $88,443 compared to $40,909 in the same period of 2008. Executive compensation for the three month period ended June 30, 2009 is $54,273 compared to $NIL in the same period of 2008.

We had a foreign currency gain of $7,709 during the three month period ended June 30, 2009, compared to a gain of $1,754 in the same period of 2008.  This was a result of more favorable exchange rates in 2009.

Period from inception, January 24, 1996 to June 30, 2009

We had an accumulated deficit during the development stage of $4,122,369.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $374,643, and working capital of ($463,337). During the six month period ended June 30, 2009, we funded our operations from the proceeds of private sales of equity and/or convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended June 30, 2009, we used net cash of $274,525 in operations. Net cash from operating activities reflected a decrease in accounts payable and accrued liabilities of $28,900 and decrease in amount due to related parties of 123,852.

We raised $1,012,980 during the six month period ended June 30, 2009 from the issuance of common stock and convertible notes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

We have incurred net losses and other comprehensive losses of $4,122,369 for the period from January 24, 1996 (inception) to June 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Risks Related to our Oil and Gas Exploration

Our future operating revenue is dependent upon the performance of our properties.

Our future operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases. We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover. In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional, third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests in our Company, joint venture arrangements, or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

We own rights to oil properties that have not yet been developed.

We own rights to oil and gas properties that have limited or no development. There are no guarantees that our properties will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

Title to the properties in which we have an interest may be impaired by title defects.

Our general policy is to obtain title opinions on significant properties that we drill or acquire. However, there is no assurance that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

We are subject to risks arising from the failure to fully identify potential problems related to acquired reserves or to properly estimate those reserves.

Although we perform a review of the acquired properties that we believe is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder, and depend on the representations of previous owners. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates.

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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services and equipment has risen, and the costs of these services and equipment are increasing. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in areas where we operate, we could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, June 30 and July 6, 2009, warrant holders exercised warrants for an aggregate of 1,500,000 shares of our common stock.   at a price equal to $0.15 per share.   We offered and sold the shares underlying the warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 5 is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

On August 13, 2009, we issued a secured convertible promissory note in the principal amount of $500,000 (the “Note”) to a foreign accredited investor.  The Note will accrue simple interest at 18% per annum, and we will repay the principal and interest on or before August 13, 2010.  Pursuant to the Note, we will pay and assign up to $7,500 of any royalty fees payable to us from our investment in the Poston Prospect #1 Lutters oil well located in Trego County, Kansas.  The holder of the Note, at any time, and we, on August 13, 2010, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of our common stock based on a per share conversion price of the lower of (i) $0.35, or (ii) a twenty five percent (25%) discount to the average closing trading price of a share of our common stock during the five (5) trading days prior to the conversion date.  The Note will be secured against our assets.

In addition, we issued to the purchaser of the Note, a warrant to purchase up to 1,428,571 shares of our common stock at a price per share equal to $0.50.  The warrant expires on August 13, 2011.   We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2) +	Participation Agreement with Archer Exploration, Inc. dated April 6, 2009.

10.2(3)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.3(4) +	Participation Agreement with Archer Exploration, Inc. dated June 4, 2009.

10.4(5)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.5(6)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.6	Note Purchase Agreement dated August 13, 2009

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

+	Confidential treatment requested as to certain portions.

(1)  incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 10, 2009.

(3) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 6, 2009.

(4) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 5, 2009.

(5) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 11, 2009.

(6) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 23, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC. (Registrant)

Date: August 13, 2009	By:	/s/ Robert B. McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)