Form 10-Q
period 2009-09-30
AMERICAN PETRO-HUNTER INC
filed 2009-11-19
CIK 1040482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2009
Common stock, $.001 par value	23,748,561

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

September 30, 2009

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited).	1

Condensed Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 24, 1996 (inception) to September 30, 2009 (Unaudited).	2

Condensed Statements of Cash Flows for the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 24, 1996 (inception) to September 30, 2009 (Unaudited).	3

Notes to Financial Statements.	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4. Controls and Procedures.	17

PART II—OTHER INFORMATION	17

Item 1. Legal Proceedings.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3. Defaults Upon Senior Securities.	22

Item 4. Submission of Matters to a Vote of Security Holders.	22

Item 5. Other Information.	23

Item 6. Exhibits.	23

Signature Page	24

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

American Petro-Hunter Inc.
(A Development Stage Company)

Condensed Financial Statements
(Unaudited)
30 September 2009

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Balance Sheets

	As at 30 September 2009	As at 31 December 2008 (Audited)
	$	$
	(Unaudited)
Assets

Current
Cash	127,111	136
Accounts Receivable	9,642	-
Taxes recoverable	2,111	2,003

	138,864	2,139

Mineral properties (Note 4)	577,608	-

	716,472	2,139

Liabilities

Current
Accounts payable and accrued liabilities	199,376	217,252
Due to related party (Note 5)	25	123,877
Notes payable (Note 8)	138,297	31,518
Convertible debenture, net of discount of $529,427 (Note 6)	470,558	-
Loan guarantee (Note 7)	94,860	83,293

	903,116	455,940

Stockholders’ deficiency
Common stock (Note 9)
200,000,000 voting shares, par value $0.001 authorized;
23,748,561 and 10,065,019 shares issued and outstanding at 30 September 2009 and 31 December 2008, respectively	23,745	10,065
Common stock to be issued, 0 and 800,000 shares at 30 September 2009 and 31 December 2008, respectively	-	40,000
Additional paid-in capital	4,617,579	3,124,328
Accumulated comprehensive gain (loss)	12,107	(8,114)
Deficit accumulated during the development stage	(4,840,075)	(3,620,080)

	(186,644)	(453,801)

	716,472	2,139

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Statements of Operations
 (Unaudited)

	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008	For the period from the date of inception on 24 January 1996 to 30 September 2009
	$	$	$	$	$

Revenues	54,981	-	54,981	-	54,981

Cost of Goods Sold
Production Expenses	2,491	-	2,491	-	2,491

Gross Profit	52,490	-	52,490	-	52,490

Expenses
General and administrative	77,939	21,400	205,851	79,614	1,939,391
Executive compensation	63,000	-	135,749	-	547,022
Exploration costs	-		44,624		44,624
Finders’ fees	3,375	-	31,750	-	79,750
Rent	179	-	379	-	64,477
Research and development	-	-	-	-	566,875

Net loss before other items	(92,003)	(21,400)	(365,863)	(79,614)	(3,189,649)

Other items
Interest	(80,949)	-	(84,784)	-	(95,750)
Loan placement fee	-	-	(238,227)	-	(238,227)
Loss from discontinued operations	-	-	-	-	(365,519)
Loss from loan guarantee	-	-	-	-	(84,858)
Loss from settlement of debt	-	-	(14,971)	-	(14,971)
Impairment expense	(516,150)	-	(516,150)	-	(516,150)
Write-down of investments	-	-	-	-	(7,500)
Write-off loans and advances	-	-	-	-	(327,451)

Net loss for the period	(689,102)	(21,400)	(1,219,995)	(79,614)	(4,840,075)

Other comprehensive gain (loss)
Foreign currency translation gain (16,497)		16,598	20,221	29,326	12,107

Comprehensive loss	(705,599)	(4,802)	(1,199,774)	(50,288)	(4,827,968)

Basic and diluted loss per common share	(0.03)	(0.00)	(0.06)	(0.00)

Weighted average number of common shares used in per share calculations	23,039,770	10,065,019	19,182,852	9,079,599

The accompanying notes are an integral part of these condensed financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
 (Unaudited)

	For the nine month period ended 30 Sept 2009	For the nine month period ended 30 Sept 2008	For the period from the date of inception on 24 January 1996 to 30 Sept 2009
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,219,995)	(79,614)	(4,474,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on note payable	1,472	-	5,031
Stock purchase warrants issued	-	-	80,000
(Gain) loss from loan guarantee	4,447	-	87,740
Warrants issued for services	238,227	-	238,227
Loss on settlement of debt	14,971	-	14,971
Shares issued for services rendered	-	-	992,558
Shares issued for settlement of debt	150,111	-	150,111
Stock purchase warrants issued for finders’ fee	-	-	48,000
Amortization of discount	52,199	-	52,199
Impairment expense	516,150	-	516,150
Write down of investment in AEI Trucolor	-	-	7,500
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	(108)	169	(2,111)
(Increase) decrease in accounts receivable	(9,642)	-	(9,642)
Increase (decrease) in accounts payable and accrued liabilities	(12,227)	20,878	1,824,821
Decrease in due to related parties	(123,852)	(5,041)	(107,145)

	(388,247)	(105,364)	(576,146)

Cash flows from investing activities
Acquisition of mineral properties	(1,093,758)	-	(1,093,758)

Cash flows used in financing activities
Purchase of common shares for cash	262,132	70,000	894,532
Purchase of common shares for promissory note	219,863	-	219,863
Proceeds from note payable	106,779	-	131,779
Proceeds from convertible debenture	999,985	-	999,985
Share issue costs	-	-	(95,732)

	1,588,759	70,000	2,150,427

Cash flows used in discontinued operations	-	-	(365,519)

Foreign currency translation effect on cash	20,221	29,326	12,107

Increase (decrease) in cash and cash equivalents	126,975	(6,038)	127,111

Cash and cash equivalents, beginning of period	136	6,207	-

Cash and cash equivalents, end of period	127,111	169	127,111

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these condensed financial statements.

1.	Nature and Continuance of Operations

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

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has no revenue, has limited assets and has accumulated deficit and comprehensive losses during the development period of $4,271,726 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these condensed financial statements.

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with GAAP.

The unaudited condensed financial statements do not include all information and footnote disclosures required under GAAP. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position results of operations, changes in stockholders’ equity (deficiency) and cash flows as of 30 September 2009, and for all periods presented, have been included. Readers of these condensed financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

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

The Company has not granted stock options in exchange for services during the nine month period ended 30 September 2009.

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

Mineral Property Impairment

Drilling operations at the Archer-Tsakopoulos #2 well in California and the #1 Keck well in Kansas has ended.  Both wells successfully encountered oil and gas in the target horizons but lacked adequate reservoirs in order to complete them as commercial producers.  In the quarter ended September 30, 2009 the Company incurred $516,150 in impairment expense relating to these wells.

5.	Due to Related Party and Related Party Transactions

Amount due to related party is payable to a company owned by a former director and officer of the Company. Amount due to related party is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 30 September 2009, the Company carried out a number of transactions with related parties in the normal course of business.

During the nine month period ended 30 September 2009, the Company paid a total of $7,999 (2008 - $1,325) in consulting fees to a company controlled by a former director.

In February 2009, the Company entered into a one-year management and governance consultant agreement (the “Consulting Agreement”) with Chamberlain Capital Partners (“Chamberlain”), an affiliated entity, whereby it was agreed that Chamberlain provide the Company with management and governance consulting services for a monthly fee of $2,500.  During the nine month period ended 30 September 2009, the Company incurred $12,500 (2008 - $Nil) in management and consulting expenses in connection with the Consulting Agreement.

In March 2009, the Company entered into a one-year management and governance consultant agreement with a director and officer of the Company (the “Related Party”), whereby it was agreed that the Related Party provide the Company with corporate management consulting services for a monthly fee of $15,000.  During the nine month period ended 30 September 2009, the Company incurred $68,500 (2008 - $Nil) in management and consulting expenses to the Related Party.

In March 2009, the Company entered into a one-year business consultant agreement (the “Business Consulting Agreement”) with Bakerview Investor Relations, Inc. (“Bakerview”), whereby it was agreed that Bakerview provide the Company with marketing and investor relation services for a monthly fee of $7,500.  During the nine month period ended 30 September 2009, the Company incurred $48,750 (2008 - $Nil) in business consulting expenses in connection with the Business Consulting Agreement.

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

In December 2007, the Company entered into a Management and Governance Consultant Agreement (the “Agreement”) with Sound Energy Advisors, LLC, an affiliated entity, whereby it was agreed that the consultant provide the Company with management and consulting services for a monthly fee of $2,500. The agreement was effective on 1 December 2007 and expires on 30 November 2009 and is subject to termination upon 30-day prior written notice by either party.  Effective 13 February 2009, the Agreement was terminated.  During the nine month period ended 30 September 2009, the Company incurred $2,500 (2008 - $7,500) in management and consulting expenses in connection with the Agreement.

6.	Convertible Debentures

In August of 2009, the Company received of $500,000 to issue convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by a general charge on the assets of the Company but not limited to the Company’s 25% working interest in Lutters #1 well (“Lutters”) located in Kansas and due on 13 August 2010. The Company pays up to $7,500 per month to the investor until the debenture is fully paid. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time on the basis a price being lower of $0.35 per share or a 25% discount to the average price of closing prices. The Company issued 1,428,571 warrants to purchase common shares of the Company for $0.50 per share.  The warrants have a term of two years.

In September of 2009, the Company received of $500,000 to issue convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by a general charge on the assets of the Company but not limited to the Company’s 25% working interest in Lutters #1 well (“Lutters”) located in Kansas and due on 15 September 2010. The Company pays up to $7,500 per month to the investor until the debenture is fully paid. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time on the basis a price being lower of $0.35 per share or a 25% discount to the average price of closing prices. The Company issued 1,428,571 warrants to purchase common shares of the Company for $0.50 per share.  The warrants have a term of two years.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the life of the debenture using the interest method.   For the nine months ended September 30, 2009, $52,199 was amortized into interest expense in relation to these discounts.  As of September 30, 2009, the balance due on the convertible debentures, net of the discount of $529,427, was $470,558.

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

During the nine month period ended 30 September 2009, the Company recorded a foreign exchange loss of $7,120 (2008 – $3,090) related to this guarantee.

Upon receipt of the claim, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

8.	Notes Payable

	30 Sept 2009	31 December 2008 (Audited)
	$	$
Promissory note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets and payable in full on 18 May 2007. This note payable was in default at 30 September 2009 (Note 12). During the nine month period ended 30 September 2009, the Company accrued interest expense of $1,472. The balance as at 30 September 2009 consists of principle and accrued interest of $7,989 (2008 - $6,518).	32,989	31,518

Loan issued by Coach Capital LLC, non-interest bearing, unsecured and having no fixed terms of repayment.	20,985	-

Promissory note payable of $10,000 bearing interest at 18% per annum, unsecured, repayable quarterly from 26 May 2009; due on demand. The holder has the right to convert any portion of the unpaid principle and/or accrued interest at any time into common shares. The balance as at 30 September 2009 includes accrued interest of $Nil.	10,000	-

Equity Trust - Loan issued, non-interest bearing, unsecured and having no fixed terms of repayment.	66,500	-

Note Payable DGM 7/29/09 - Loan issued, non-interest bearing, unsecured and having no fixed terms of repayment.	1,876	-

Terra Equity - Loan issued, non-interest bearing, unsecured and having no fixed terms of repayment.	4,715	-

Caledonia Partners - Loan issued, non-interest bearing, unsecured and having no fixed terms of repayment.	1,232	-

	138, 297	31,518

9.	Stockholders’ Deficiency

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

During the nine month period ended 30 September 2009, the Company issued 2,250,000 units at a price of $0.02 per share for cash.

During the nine month period ended 30 September 2009, the Company issued 8,254,088 shares at a price of $0.02 per share to debt purchasers to convert the existing debts in the amount of $165,082 (Note 5).

During the nine month period ended 30 September 2009, the Company issued 879,454 shares at a price of $0.25 per share to covert the promissory note in the amount of $219,863 (Note 8).

During the nine month period ended 30 September 2009, the Company received $217,132 cash for 1,500,000 common shares in a warrant exercise.

Warrants

During the nine month period ended 30 September 2009, a total 800,000 previously outstanding warrants were cancelled.

During the nine month period ended 30 September 2009, a total of 1,500,000 share purchase warrants were exercised into common shares of the Company at a price at $0.15 per share.

During the nine month period ended 30 September 2009, the Company issued 872,000 warrants to purchase common shares of the Company for $0.35 per share up to 14 April 2011, valued at $230,616 as a consideration for a promissory note payable (Note 8).

As of 30 September 2009, there are 1,100,000 and 3,729,142 warrants outstanding at an exercise price of $0.15 and $0.50, respectively.  These warrants will expire in the years ending 31 December 2010 and 2011, respectively.

10.	Income Taxes

The Company’s operations for the nine month period ended 30 September 2009 and for the year ended 31 December 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of 30 September 2009 and 31 December 2008 the Company had the following deferred tax asset:

	30 Sept 2009	31 December 2008 (Audited)
Deferred asset related to net operating loss carry-forwards	$1,645,000	$1,230,000

Less: Valuation allowance	(1,645,000)	(1,230,000)

Deferred tax asset recognized	-	-

As of 30 September 2009, the Company has net operating loss carry-forwards of approximately $4,840,075 (31 December 2008 - $3,620,000) which may be used to reduce future income taxes payable and which expire between 2027 to 2029. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (31 December 2008 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:
	For the nine month period ended 30 Sept 2009	For the year ended 31 December 2008 (Audited)
	$	$

Computed tax benefit at statutory rates	415,000	44,000

Less: Change in valuation allowance	(415,000)	(44,000)

Income tax provision	-	-

11.	Supplemental Disclosures with Respect to Cash Flows

	For the nine month period ended 30 Sept 2009	For the nine month period ended 30 Sept 2008	For the period from the date of inception on 24 January 1996 to 30 Sept 2009
	$	$	$

Shares issued in settlement of debt	-	-	1,659,778
Shares issued for services rendered	-	-	992,558
Shares issued for investment	-	-	7,500
Warrants issued for services	-	-	238,227

12.	Commitment

As at 30 September 2009, the Company is in default of its promissory note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets; was payable in full on 18 May 2007 (Note 8).

13.	Subsequent Events

Subsequent to the nine month period ended 30 September 2009 to the date the financial statements were available to be issued on 19 November 2009, the following events occurred:

Subsequent to September 30, 2009, drilling operations at the Archer-Tsakopoulos #2 well in California and the #1 Keck well in Kansas has ended.  Both wells successfully encountered oil and gas in the target horizons but lacked adequate reservoirs in order to complete them as commercial producers.  These properties were impaired as of September 30, 2009.  See Note 4.

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

On April 6, 2009, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect. The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The seismic shoot began on August 10, 2009.

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest in the Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536.  On May 13, 2009, drilling began on the prospect and the well was completed on June 16, 2009.  Oil production on the well began on June 18, 2009 and as of August 2009, we have begun receiving revenue from this oilfield.  The next well planned for the Poston Project was designated as the #2 Lutters Well. Preliminary drilling at #2 Lutters Well tested positive for oil. After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, the project itself remains viable as there are additional offset opportunities for this project.

On June 4, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on a prospect located in Sacramento County, California.  Pursuant to the agreement, we agreed to pay to Archer $142,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect. The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  In July 2009, a seismic shoot was completed on the prospect.  Based on the favorable results of the survey, we began drilling in this well location.  However, after drilling, although we encountered good gas shows, the gas volumes were insufficient to warrant completion of the well as a viable producer.

On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Brinkman Prospect located in Clark County, Kansas.  We agreed to pay S&W a total of $22,833.28 for land acquisition, leasing and seismic costs for a 25% working interest in the prospect. In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, the Company will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the Brinkman Prospect commenced and by August 14, 2009, drilling was completed.  Several oil and gas shows in the well were tested and deemed not commercially viable. We will work with the engineering team to determine if the prospect has any future potential for commercial hydrocarbon production.

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  The prospect consists of 8 sections totaling 5,120 acres.  We agreed to pay S&W a total of $113,333.12 for land acquisition and leasing costs and up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation as well as 50% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 50% of the working interest and 81.5% net revenue interest in the prospect to the Company. As of September 16, 2009, we had completed the 3D seismic shoot.  By November 12, 2009, we had prepared for the start of drilling operations in this prospect.  It is anticipated that actual drilling at the #24-1 Double H Oil Well site will commence on November 15, 2009.

On August 25, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas.  We agreed to pay S&W cash in an amount to be determined for dry-hole cased drilling costs as well as 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us. On October 20, 2009, we began drilling operations at the #1 Keck Well, and on November 4, 2009, drilling operations at this well ended. While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer. The Colby remains a viable prospect, and further work and analysis will be required in order to fully develop the Colby lease.

On September 8, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on a prospect located in Sacramento County, California.  Pursuant to the Agreement, we agreed to pay to Archer $25,000 for all costs in connection with the acquisition and operation of the prospect up to the drilling of an initial test well in exchange for a 25% working interest in the prospect.  Further, we are responsible for its proportionate share of the dry hole costs, which is $125,000.  We are also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests it has in the prospect. On October 8, 2009, we began drilling operations at the Wurster Gas Prospect – Archer-Tsakopoulos #2 well. We increased our working interest in the Archer-Tsakopoulos #2 well up to 36% by purchasing an additional 11% through the payment of a pro-rata share for the seismic reprocessing and drilling costs in the amount of $66,000. On November 4, 2009, drilling at this well ended. While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the nine months ended, September 30, 2009, there have been no material changes or updates to our critical accounting policies.

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

Comparison of nine month periods ended September 30, 2009 and September 30, 2008

For the nine month periods ended September 30, 2009 and September 30, 2008, we incurred a comprehensive loss of $1,199,774 and $50,288, respectively.  The increase was largely attributed to a loan placement fee in the amount of $238,227, an impairment expense in the amount of $516,150 plus additional administrative expenses and executive compensation.

General and administration expenses for the nine month period ended September 30, 2009, amounted to $205,851 compared to $79,614 in the same period of 2008. Executive compensation for the nine month period ended September 30, 2009 was $135,749 compared to $NIL in the same period of 2008.

We had a foreign currency gain of $20,221 during the nine month period ended September 30, 2009, compared to a gain of $29,326 in the same period of 2008.  This was a result of less favorable exchange rates in 2009.

Comparison of three month periods ended September 30, 2009 and September 30, 2008

For the three month periods ended September 30, 2009 and September 30, 2008, we incurred a comprehensive loss of $705,599 and $4,802, respectively.  The increase was largely attributed to an impairment expense in the amount of $516,150 plus additional administrative expenses and executive compensation.

General and administration expenses for the three month period ended September 30, 2009, amounted to $77,939 compared to $21,400 in the same period of 2008. Executive compensation for the three month period ended September 30, 2009 was $63,000 compared to $NIL in the same period of 2008.

We had a foreign currency loss of $16,497 during the three month period ended September 30, 2009, compared to a gain of $16,598 in the same period of 2008.  This was a result of less favorable exchange rates in 2009.

Period from inception, January 24, 1996 to September 30, 2009

We had an accumulated deficit during the development stage of $4,827,968.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $127,111, and working capital deficiency of $764,252. During the nine month period ended September 30, 2009, we funded our operations from the proceeds of private sales of equity and/or convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine month period ended September 30, 2009, we used net cash of $388,247 in operations. Net cash from operating activities reflected a decrease in accounts payable and accrued liabilities of $12,227 and decrease in amount due to related parties of $123,852.

We raised $1,588,759 during the nine month period ended September 30, 2009 from the issuance of common stock and convertible notes.

Our current cash requirements are significant due to planned exploration and development of current projects. Accordingly, we expect to continue to use debt and equity financing to fund operations for at least the remainder of our fiscal year ended December 31, 2009, as we look to expand our asset base and fund exploration and development of our properties.

Recent Financings

On August 13, 2009, we issued a secured convertible promissory note in the principal amount of $500,000 (the “Note”) to a foreign accredited investor.  The Note will accrue simple interest at 18% per annum, and we will repay the principal and interest on or before August 13, 2010.  Pursuant to the Note, we will pay and assign up to $7,500 of any royalty fees payable to us from our investment in the Poston Prospect #1 Lutters oil well located in Trego County, Kansas.  The holder of the Note, at any time, and we, on August 13, 2010, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of our common stock based on a per share conversion price of the lower of (i) $0.35, or (ii) a twenty five percent (25%) discount to the average closing trading price of a share of our common stock during the five (5) trading days prior to the conversion date.  The Note is secured against our assets.  In addition, we issued to the purchaser of the Note, a warrant to purchase up to 1,428,571 shares of our common stock at a price per share equal to $0.50.  The warrant expires on August 13, 2011.

On September 22, 2009, we executed a secured convertible promissory note in the principal amount of $500,000 (the “Subsequent Note”) with an accredited investor.  The Subsequent Note will accrue simple interest at 18% per annum, and we will repay the principal and interest on or before September 15, 2010.  Pursuant to the Note, any monthly royalty fee payable to us from any of our current or future working interests in our wells will be payable to the holder in an amount up to the amount of accrued but unpaid interest owed.  The holder of the Note, at any time, and us, on September 15, 2010, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of our common stock based on a per share conversion price of the lower of (i) $0.35, or (ii) a twenty five percent (25%) discount to the average closing trading price of a share of our common stock during the five (5) trading days prior to the conversion date.  The Note is secured against our assets.  In addition, we issued to the holder of the Note, a warrant to purchase up to 1,428,571 shares of our common stock at a price per share equal to $0.50.  The warrant expires on September 22, 2011.

Off-Balance Sheet Transactions

There are no off-balance sheet items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

The oil and gas industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the oil and gas industry. These events have contributed to an unprecedented decline in crude oil and natural gas prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for oil and gas remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We have incurred net losses and other comprehensive losses of $4,827,968 for the period from January 24, 1996 (inception) to September 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have yet to generate positive earnings from our current business strategy and there can be no assurance that we will ever operate profitably. Our Company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success significantly depends on successful acquisition and subsequent exploration activities. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2010. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Inherent risk in drilling.

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

Oil and gas operations are subject to country-specific federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to country-specific federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from governmental bodies are required for drilling operations to be conducted and no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.2(3)	Participation Agreement with Archer Exploration, Inc. dated September 8, 2009.

10.3(4)	Secured Convertible Promissory Note dated September 15, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1) incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 27, 2009.

(3) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on September 14, 2009.

(4) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on September 24, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.
(Registrant)

Date: November 19, 2009	By:	/s/ Robert B. McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2009	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)