Form 10-K
period 2009-12-31
AMERICAN PETRO-HUNTER INC
filed 2010-03-26
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

(480) 305-2052

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐	NO ☐
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

As of March 23, 2010, there were outstanding 27,060,561 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I

ITEM 1 — BUSINESS

Background

American Petro-Hunter Inc. (the “Company,” “we,” “us,” or “our”) is an oil and natural gas exploration and production (E&P) Company with current projects in Kansas and California.  As of December 31, 2009, we had no producing wells in California and one producing well in Kansas, and rights for the exploration and production of oil and gas on more than an aggregate of  11,100 acres in those states.  Typically, our interest in a well arises from a contract with another entity pursuant to which provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

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

On April 6, 2009, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well, which includes historic engineering and geological development of prospect as well as costs for a seismic program required to finalize and define the initial well location, in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The seismic shoot began on August 10, 2009.  The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations.

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production  in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536 which we have paid.  Management believes this prospect contains a potential multi well program and that the available transportation and support infrastructure will support a requisite storage tank battery at the location.  On May 13, 2009, drilling began on the prospect with a planned total depth of 4,500 feet, and on May 19, 2009, we announced the well had reached a total depth of 4,400 feet encountering both oil and gas over a 46 foot interval.  The oil was excellent quality 35 degree light oil and tests resulted in 65% oil cut with 10% gas and mud with no water.  The #1 Lutters Well was completed on June 16, 2009.  The Company then made a casing election set pipe following well logging.  Oil production on the #1 Lutters Well began on June 18, 2009 and on July 9, 2009, we announced that 770 barrels of oil had been shipped from the #1 Lutters Well for the 11 days of production in June 2009.  As of August 2009, we had begun receiving revenue from this oilfield and have experienced average production of approximately 70 to 75 barrels per day since August 2009.  The next well planned for the Poston Project was designated as the #2 Lutters Well, which was drilled to a total depth of 4,320 feet where we encountered good oil shows during drilling and in initial drill stem tests from a target zone.  After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, management believes the project itself remains viable as there are additional offset opportunities for this project.

On June 4, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on a 668-acre prospect known as the Victory Prospect located in Sacramento County, California.  The Victory Prospect is located approximately 20 miles south of the city of Sacramento and is within the “Eastside Stratigraphic Trend” along the southern edge of the Sacramento Valley which is within a larger region that contains some of the most prolific gas reservoirs in the Sacramento Valley, accounting for over 400 BCF of gas produced to date.  The Victory Prospect is very close to an existing pipeline offering a convenient, low cost and rapid tie-in to enable gas sales.  Pursuant to the agreement, we paid Archer $142,000 for costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  These costs included the prospect fee, re-payment of pro-rata cost for the already-completed and interpreted 3D seismic shoot, as well as geological and engineering costs.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  In July 2009, a seismic shoot was completed on the prospect.  Based on the favorable results of the survey, we began drilling the Archer-Myers #1 in this well location, which was drilled to a total depth of 7,950 feet.  In connection with drilling, we paid $158,150 for our working interest share of the drilling costs.  The target sands were encountered at 7,713 and contained gas shows.  However, after drilling, it was determined the gas volumes were insufficient to warrant completion of the well as a viable producer.

On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the 1,760-acre Brinkman Prospect located in Clark County, Kansas, approximately 20 miles south of Dodge City   The project is proximal to historic oil production primarily from Marmaton Limestone with secondary objectives in the Morrow Sand.  Of significance, over 49,000 barrels has been produced from a seismic anomaly to the northeast of the chosen drilling location as well as Langdon Sands that has produced cumulative gas production in excess of 1 BCF.  We paid S&W a total of $22,833.28 for land acquisition, leasing and seismic costs for a 25% working interest in the prospect.  In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, we will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the Brinkman Prospect commenced and by August 14, 2009, drilling was completed.  Several oil and gas shows in the well were tested and deemed not commercially viable and was plugged and abandoned.  We will work with the engineering team to determine if the prospect has any future potential for commercial hydrocarbon production.

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Project located in southwestern Ford County, Kansas.  The Rooney Project is located in southwestern Ford County, Kansas 20 miles due south of Dodge City.  The project consists of 8 sections totaling 5,120 acres and the large contiguous acreage block represents the first land position we acquired that management considers to be a “core” land holding that could, with future successful development, provide the basis for the requisite production necessary to meet our intermediate and long term goals.  The Rooney Project is directly adjacent to the north edge of existing Morrow Sand oil and gas production.  An analog well designated as 3-30-25W in the Morrow pool has cumulatively produced 344,448 barrels of oil and 933,622 MCF gas.  There are multiple wells within 2 miles of our acreage that have produced in the 35,000 to 40,000 barrel range from discrete sand channels.  It is these sand channels that we were attempting to identify through the completion of a 3D seismic shoot across the entire acreage.  Based on 3D seismic shoot we have developed a minimum of 5 target locations for new wells.  Under the terms of the agreement with S&W, we paid S&W a total of $113,333.12 for land acquisition and leasing costs and agreed to pay up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation as well as 50% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 50% of the working interest and 81.5% net revenue interest in the prospect to us.  Drilling at the #24-1 Double H Oil Well site in the Rooney Project commenced on November 12, 2009, and we successfully discovered both oil and gas.  On December 9th we announced the preliminary findings from the initial drill stem tests at the #24-1 Double H Oil Well.  A 12 foot pay zone was encountered that produced excellent quality 44 degree oil in the tubing up to the surface from 5,400 feet of depth with fluid test results returning 99% oil cut.  Subsequent to our fiscal year ended December 31, 2010, on January 4, 2010, the #24-1 Double H well at the Rooney Prospect commenced oil production and we have entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.  In February 2010, we began drilling a second well at the Rooney Project, the Shelor 23-2 Well, which is planned for a total depth of 4,500 feet.  We plan to drill 10 wells in the Rooney Prospect for the fiscal year 2010 which represents an investment of approximately $2.5 million.

On August 25, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas.  The 500 acre block has a well defined 3D seismic anomaly that includes 7 potential zones to be tested.  We agreed to pay S&W cash in an amount to be determined for dry-hole cased drilling costs as well as 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us.  On October 20, 2009, we began drilling operations at the #1 Keck Well, and on November 4, 2009, drilling operations at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.  Management believes that Colby remains a viable prospect, and further work and analysis will be required in order to fully develop the Colby lease.

On September 8, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on the Wurster Gas Project, a prospect located in Sacramento County, California, 20 miles south of the city of Sacramento.  The Wurster Prospect target lies due east of the Victory Gas Project in which the Company also has a 25% working interest.  This project targets Winters sandstones which have, in the Sacramento Valley, have accounted for over 400 BCF of gas production to-date along the Upper Cretaceous Winters “Eastside Stratigraphic Trend.”  Pursuant to the Participation Agreement, we have paid Archer $25,000 for costs in connection with the acquisition and operation of the prospect up to the drilling of an initial test well in exchange for a 25% working interest in the prospect.  Further, we are responsible for and have paid $125,000 for dry hole costs.  We are also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  On October 8, 2009, we began drilling operations at the Wurster Gas Prospect – Archer-Tsakopoulos #2 well, which was planned as a 7,800 foot test for gas indicated by 3D seismic tests.  We increased our working interest in the Archer-Tsakopoulos #2 well up to 36% by purchasing an additional 11% through the payment of a pro-rata share for the seismic reprocessing and drilling costs in the amount of $66,000.  On November 4, 2009, drilling at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.

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

Major Customers

For the year ended December 31, 2009, sales from our Lutters #1 Well to National Cooperative Refinery Association (NCRA) accounted for 100% of our oil and gas production revenues.

Employees

As of December 31, 2009, we had no employees.  We currently utilize temporary contract labor throughout the year to address business and administrative needs.

Environmental Regulation

Oil and gas operations are subject to country-specific federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Various permits from governmental bodies are required for drilling operations to be conducted.  Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for failure to comply.  Under these laws and regulations, we may be liable for remediation or removal costs, damages and other costs associated with releases of hazardous materials (including oil) into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of, or arrange for disposal of hazardous substances released at the sites.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances.  Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

Management believes that we are in compliance in all material respects with the applicable environmental laws and regulations to which we are subject.  We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position.  To date, we have not been required to spend any material amount on compliance with environmental regulations.  However, changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future.

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

We have incurred net losses and other comprehensive losses of $5,284,172 for the period from January 24, 1996 (inception) to December 31, 2009.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated March 26, 2010, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2009 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 “).  We are a non-accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our securities.  Furthermore, an attestation report on our internal controls from our independent registered public accounting firm is required as part of our annual report for the fiscal year ending December 31, 2009.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Drilling for oil and gas involves inherent risks that may adversely affect our future results of operations and financial condition.

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

We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company.  As a result, the acquiring company’s stockholders and management would control the Company, and our current management may be replaced by persons unknown at this time.  Such a merger would result in a greatly reduced percentage of ownership of the Company by its current stockholders.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Facilities

Our corporate headquarters are located at 17470 North Pacesetter Way, Scottsdale, AZ 85255.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — RESERVED

Not applicable.

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

Fiscal 2009	High	Low
First Quarter (March 31, 2009)	$.40	$.02
Second Quarter (June 30, 2009)	$.59	$.25
Third Quarter (September 30, 2009)	$.55	$.35
Fourth Quarter (December 31, 2009)	$.68	$.22

Fiscal 2008	High	Low
First Quarter (March 31, 2008)	$.15	$.06
Second Quarter (June 30, 2008)	$.06	$.04
Third Quarter (September 30, 2008)	$.07	$.03
Fourth Quarter (December 31, 2008)	$.08	$.03

The closing price for our common stock on December 31, 2009 was $0.58.

Stockholders

As of March 23, 2010, there were 27,060,561 shares of common stock issued and outstanding held by 79 stockholders of record (not including street name holders).

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

ITEM 6 — SELECTED FINANCIAL DATA

Not applicable.

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

Background

We are an oil and natural gas exploration and production (E&P) Company with current projects in Kansas and California.  As of December 31, 2009, we had no producing wells in California and one producing wells in Kansas, and rights for the exploration and production of oil and gas on more than an aggregate of  11,100 acres in those states.  Typically, our interest in a well arises from a contract with another entity pursuant to which provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

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

On April 6, 2009, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The seismic shoot began on August 10, 2009.  The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations.

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536.  On May 13, 2009, drilling began on the prospect and the #1 Lutters Well was completed on June 16, 2009.  Oil production on the #1 Lutters Well began on June 18, 2009 and as of August 2009, we have begun receiving revenue from this oilfield with average production of approximately 70 to 75 barrels per day since August 2009.  The next well planned for the Poston Project was designated as the #2 Lutters Well.  Preliminary drilling at #2 Lutters Well tested positive for oil.  After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, the project itself remains viable as there are additional offset opportunities for this project.

On June 4, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on a 668-acre prospect located in Sacramento County, California.  Pursuant to the agreement, we agreed to pay to Archer $142,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  In July 2009, a seismic shoot was completed on the prospect.  Based on the favorable results of the survey, we began drilling in this well location.  However, after drilling, although we encountered good gas shows, the gas volumes were insufficient to warrant completion of the well as a viable producer.

On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the 1,760-acre Brinkman Prospect located in Clark County, Kansas.  We agreed to pay S&W a total of $22,833.28 for land acquisition, leasing and seismic costs for a 25% working interest in the prospect.  In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, the Company will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the Brinkman Prospect commenced and by August 14, 2009, drilling was completed.  Several oil and gas shows in the well were tested and deemed not commercially viable.  We will work with the engineering team to determine if the prospect has any future potential for commercial hydrocarbon production.

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  The prospect consists of 8 sections totaling 5,120 acres.  We agreed to pay S&W a total of $113,333.12 for land acquisition and leasing costs and up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation as well as 50% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 50% of the working interest and 81.5% net revenue interest in the prospect to us. Drilling at the #24-1 Double H Oil Well site commenced on November 12, 2009 and we successfully discovered both oil and gas.   Subsequent to our fiscal year ended December 31, 2009, on January 4, 2010, the #24-1 Double H well at the Rooney Prospect commenced oil production, and we have entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.  In February 2010, we began drilling a second well, the Shelor 23-2 Well.  We plan to drill one well each month in the Rooney Prospect for the fiscal year 2010.

On August 25, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas.  We agreed to pay S&W cash in an amount to be determined for dry-hole cased drilling costs as well as 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us.  On October 20, 2009, we began drilling operations at the #1 Keck Well with a planned well depth of 5,000 feet, and on November 4, 2009, drilling operations at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.  The Colby remains a viable prospect, and further work and analysis will be required in order to fully develop the Colby lease.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the year ended December 31, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2009 and December 31, 2008.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2009

We reported total current assets of $58,334 at December 31, 2009, consisting of cash of $38,021, accounts receivable of $5,018, other receivable of $13,184, and taxes recoverable of $2,111.  Total current liabilities reported of $914,724 consisted of accounts payable of $184,602, note payable of $35,977, a convertible debenture (net of discount of $384,021) of $599,285, and a loan guarantee of $94,860.  The Company had a working capital deficit of $856,390 at December 31, 2009.

Stockholders’ Deficiency decreased from $453,801 at December 31, 2008 to $147,956 at December 31, 2009.  This decrease is due primarily to the issuance of shares of our common stock and an increase in additional paid-in capital during the same period.

We are currently a development stage company focused on the oil and gas industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Cash and Cash Equivalents

As of December 31, 2009, we had cash of $38,021 and did not have any cash equivalents.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations

For the Fiscal Year Ended December 31, 2009

For the fiscal year ended December 31, 2009, we incurred a net loss of $1,655,978.

General and administration expenses for the fiscal year end December 31, 2009, amounted to $348,045 compared to $121,423 in 2008.  Executive compensation for the 2009 fiscal year end is $173,749 compared to $0 in 2008.

For the Fiscal Year Ended December 31, 2008

For the fiscal year ended December 31, 2008, we incurred a net loss of $123,823.

Administration expenses for the fiscal year end amounted to $121,423 compared to $92,554 in 2007. Executive compensation for the 2008 fiscal year end is $0 compared to $15,000 in 2007.

Period from inception, January 24, 1996 to December 31, 2009

We have incurred losses in each period since inception and have an accumulated deficit, consisting of deficit and accumulated comprehensive losses, of $5,284,172 at December 31, 2009.  We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $38,021, and working capital deficiency of $856,390.  During the year ended December 31, 2009, we funded our operations from the proceeds of private sales of equity and/or convertible notes.  We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended December 31, 2009, we used net cash of $446,782 in operations.  Net cash from operating activities reflected an increase in impairment expenses, warrants issued and amortization of $765,229, $238,227 and $197,605, respectively.

We raised $1,111,500 during the twelve month period ended December 31, 2009 from the issuance of common stock and convertible notes.

Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling 10 wells in our Rooney prospect in 2010 which will cost approximately $2,500,000.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations.  Such working capital will most likely be obtained through equity or debt financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Capital Expenditures

We made capital expenditure investments in nine natural resource projects in the amount of $1,473,663 during the fiscal year ending December 31, 2009.  Seven of those investments produced “dry holes” and $765,229 was treated as an impairment expense.  At December 31, 2009 the company has two investments valued at cost for a total of $708,434.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contractual Obligations At December 31, 2009	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Convertible Promissory Note @ 18%	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

The above table outlines our obligations as of December 31, 2009 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only our management’s report in this Report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	55	Chairman of the Board; Chief Financial Officer and Secretary
Dan Holladay	50	Director
Robert McIntosh	49	Director; President and Chief Executive Officer

Our board of directors believes that its members encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors includes each director’s experience, qualifications, attributes, and skills that led our board of directions to the conclusion that he or she should serve as a director.

John J. Lennon.  Mr. Lennon became our President, Chairman and Chief Financial Officer in February 2009.  On June 2, 2009, Mr. Lennon resigned as President, but remained as our Chief Financial Officer.  From May 30, 2008, until July 6, 2009, Mr. Lennon served as a Director, Treasurer and VP of Finance of Brite-Strike Tactical Illumination Products, Inc.  Mr. Lennon is currently President and a Director of LED Power Group, Inc., President and a Director of UV Flu Technologies, Inc., and President and a Director of Far East Wind Power Corp.  Mr. Lennon has served as  President of Chamberlain Capital Partners since 2004, and served as a Director of American Durahomes from 2006 and Treasurer, VP of Finance and a Director of US Starcom from 2005-2007.  Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy.  Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding.  He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.   Mr. Lennon’s prior executive officer and director experience provides our Board with a perspective of someone with knowledge in multiple facets of public and private company operations and strategy.

Dan Holladay.  Mr. Holladay became a Director of the Company in June 2009.  Mr. Dan Holladay is oil industry management consultant based in Wichita Kansas.  He graduated in 1983 graduate from the University of Eastern New Mexico with an Associate degree in Petroleum Management following extensive studies at the University of Kansas in geology.  After a short career in a variety of oil field work, he began a 25 year career as an Investment Adviser for firms such as AG Edwards where he advised high net worth clients.  Recently, Mr. Holladay has been working as an independent oil industry management consultant where he has been identifying, evaluating and assisting companies and individuals on a variety of Kansas based oil and gas prospects for both exploration and production projects.  On July 30, 2009, Mr. Holladay filed for personal bankruptcy in the United States Bankruptcy Court for the Sedgwick County, Kansas (Case No. 09CV4118) and was discharged under Chapter 7 on January 25, 2010.  The Board has considered Mr. Holladay’s bankruptcy filing and determined that it has no bearing on his efforts on behalf f our company.  Mr. Holladay’s background as an oil industry management consultant, and his 25 year career as an investment advisor, provides a unique perspective to our Board.

Robert McIntosh.  On June 2, 2010, Mr. McIntosh became our President and Chief Executive Officer.  Prior to that, Mr. McIntosh had been our Chief Operating Officer and a Director on our Board since March 2009.  Prior to joining our company, Mr. McIntosh served as President of Silver Star Energy, Inc. from September 2003 to May 2008 and as President of Bancroft Uranium, Inc. from July 2008 to December 2008.  Mr. McIntosh has been a businessman and consulting geologist for the past 25 years.  He is experienced both as a resource exploration geoscientist alongside noteworthy strengths in all facets of corporate development.  Since 1983 his career has taken him across the Americas and abroad where he has been instrumental in the design, implementation, execution and management of programs in the oil, gas, precious and base metals segments of the resource sector.  His skills encompass virtually every aspect of oil & gas exploration, well completion and production techniques alongside a diverse experience in project acquisition, negotiations, contracts, and project divestitures within the petroleum industry.  He has developed significant expertise and industry contacts in his various roles across the publicly traded market sector as well as with private junior E&P companies.  Mr. McIntosh has successfully assisted his clients and stakeholders in the U.S.A. and Canada on projects that ultimately became producing properties where he has contributed in full field exploitation programs with additional traditional and secondary forms of drilling and completions, along with ongoing well site supervision aimed at fully optimizing the overall asset.  Mr. McIntosh’s business experience, and his 25 year career as a consulting geologist, give him unique insights into our challenges, opportunities, and operations.

Except as set forth above, no officer or director has been involved in any material legal proceeding.

There are no arrangements, understandings, or family relationships pursuant to which our executive officers were selected.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.  In addition, John J. Lennon currently meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.  Mr. Lennon is not an independent director.  We are seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one.  Due to our small size and limited operations and resources, it has been difficult to recruit outside directors and financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of December 31, 2009, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Subsequent to our fiscal year ended December 31, 2009, in connection with his acquisition of 50,000 shares of our common stock on February 9, 2010, Dan Holladay was required to file a Form 4 no later than February 11, 2010.  Mr. Holladay filed the Form 4 on March 19, 2010.

Subsequent to our fiscal year ended December 31, 2009, in connection with his acquisition of 200,000 shares of our common stock on February 9, 2010, Robert McIntosh was required to file a Form 4 no later than February 11, 2010.  Mr. McIntosh instead filed a Form 3 in error with respect to such shares on February 10, 2010, and subsequently filed a Form 4 on March 19, 2010 to correct this error.

Code of Ethics

On July 20, 2009, our Board of Directors adopted a Code of Ethical Conduct that provides an ethical standard for all employees, officers and directors.  A copy of the Code of Ethical Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2009 and December 31, 2008.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Po sition (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John J. Lennon,	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chairman of the Board, Chief Financial Officer (1)	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Gregory Leigh Lyons	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Chairman of the Board, President, and Chief Financial Officer (2)	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$30,000	$30,000
Robert McIntosh	2009	$114,000	$-0-	$-0-	$-0-	$-0-	$-0-	$28,500	$142,500
Director, President and Chief Executive Officer (3)	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Lennon became our President, Chairman and Chief Financial Officer on February 13, 2009. Mr. Lennon resigned as President on June 2, 2009.
(2)	Mr. Lyons resigned all his positions with us on February 13, 2009.
(3)	Mr. McIntosh became our President and Chief Executive Officer on June 2, 2009.

Mr. Lennon did not incur any compensation for the fiscal year ended December 31, 2008.  Mr. Lennon, through his affiliate, Chamberlain Capital Partners, entered into a Management and Governance Consultant Agreement with us on February 13, 2009, whereby he agreed to provide us with management and governance consulting services, including of liaising with our officers and employees concerning matters relating to the management and corporate governance of our day to day operations, accounting, regulatory compliance, marketing and investor relations issues.  Our board of directors approved the agreement and transaction on February 13, 2009.  In consideration of services rendered, we agreed to pay Chamberlain Capital Partners a fee in the amount of $2,500 per month, together with applicable taxes and out-of-pocket expenses for specialized services.  The agreement is for a one year term commencing February 13, 2009 and continuing until February 13, 2010 and is subject to termination upon 30 day prior written notice by either party.  This agreement has not continued into 2010.

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

Mr. McIntosh billed a total of $142,500 for the fiscal year ended December 31, 2009 in accordance with a business consultant agreement with Mr. McIntosh dated March 15, 2009 whereby it was agreed that Mr. McIntosh would provide us with corporate management consulting services for a monthly fee of $15,000.  The term of the agreement is twelve months and is subject to termination upon 30 days prior written notice by either party.  The terms of this agreement continue on a month-by-month basis.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  There are no other compensation arrangements with directors, and the directors did not receive any compensation in the fiscal year ending December 31, 2009, except as indicated below.

Director Compensation

Name (a)	Fees earned or paid in cash (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified incentive plan compensation ($) (f)	All other compensation ($) (g)	Total ($) (h)
Dan Holladay (1)	$17,375						$17,375

(1)	Mr. Holladay became a Director in June 2009.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2010, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of March 10, 2010.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percentage of Common Stock Outstanding(1)

John J. Lennon 104 Swallow Hill Drive Barnstable, Massachusetts	Common	-	-

Robert B. McIntosh 17470 N Pacesetter ‘Way Scottsdale, AZ 85255	Common	200,000	0.7391%

Dan Holladay 5813 E 17 Wichita, KS 67208	Common	50,000	0.1848%

All Executive Officers and Directors as a Group (3 persons)	Common	250,000	0.9239%

(1)
Consists of the aggregate total of shares of common stock held by the named individual directly.  Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 27,060,561 shares of common stock outstanding as of March 23, 2010.  We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein.  For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of March 23, 2010, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On March 15, 2009 we entered into a business consultant agreement with Robert McIntosh, our President, Chief Executive Officer and director, whereby it was agreed that Mr. McIntosh will provide us with corporate management consulting services for a monthly fee of $15,000.  The term of the agreement is twelve months and is subject to termination upon 30 days prior written notice by either party.  This agreement will continue into 2010 on a month-by-month basis until further notice.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethical Conduct on July 20, 2009, we still rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.  For the above transaction, the board approved and ratified the transaction, finding it in the best interest of the Company.

Director Independence

During fiscal 2009, we had one independent director on our board, Mr. Holladay.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Berkovits & Company, LLP for the fiscal periods shown.

	December 31, 2009	December 31, 2008
Audit Fees	$0	$16,950
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$0	$16,950

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin, LLC for the fiscal periods shown.

	December 31, 2009	December 31, 2008
Audit Fees	$11,000	$6,000
Audit — Related Fees	7,250	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,250	$6,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2009.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.10(2)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.11(3)	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.12(3)	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.13(5)	Management and Governance Consultant Agreement with Robert McIntosh

10.14(6)	Participation Agreement with Archer Exploration, Inc.

10.15(7)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.16(8)	Participation Agreement with Archer Exploration, Inc. dated June 4, 2009.

10.17(9)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.18(10)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.19(11)	Note Purchase Agreement dated August 13, 2009.

10.20(12)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.21(13)	Participation Agreement with Archer Exploration, Inc. dated September 8, 2009.

10.22(14)	Secured Convertible Promissory Note dated September 15, 2009

14.1	Code of Ethical Conduct

16(4)	Letter from Berkovits & Company, LLP

21	List of Subsidiaries (None)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2007.
(3)	Incorporated by reference to Form 10-K for the year ended December 31, 2008.
(4)	Incorporated by reference to Form 8-K dated March 23, 2009.
(5)	Incorporated by reference to Form 8-K dated March 27, 2009.
(6)	Incorporated by reference to Form 8-K dated April 10, 2009.
(7)	Incorporated by reference to Form 8-K dated May 6, 2009.
(8)	Incorporated by reference to Form 8-K dated June 5, 2009.
(9)	Incorporated by reference to Form 8-K dated June 11, 2009.
(10)	Incorporated by reference to Form 8-K dated June 23, 2009.
(11)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.
(12)	Incorporated by reference to Form 8-K dated August 27, 2009.
(13)	Incorporated by reference to Form 8-K dated September 14, 2009.
(14)	Incorporated by reference to Form 8-K dated September 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER, INC.

Dated: March 26, 2010	/s/ Robert B. McIntosh
By: Robert B. McIntosh
Its: President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Robert B. McIntosh	President, Chief Executive Officer and Director	March 26, 2010
Robert B. McIntosh	(Principal Executive Officer)

/s/ John J. Lennon	Chief Financial Officer, Secretary and Chairman of the Board	March 26, 2010
John J. Lennon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Holladay	Director	March 26, 2010
Dan Holladay

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

American Petro-Hunter Inc.
Index to Financial Statements
December 31, 2009

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Petro-Hunter, Inc.

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  American Petro-Hunter, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  Our opinion on the statement of operations, changes in stockholders’ deficit and cash flows for the period from January 24, 1996 (inception) to December 31, 2009 insofar as it relates to amounts for periods prior to January 1, 2008 is based on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2009 and 2008 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
March 26, 2010

American Petro-Hunter, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31,
	2009	2008
Assets

Current assets:
Cash	$38,021	$136
Accounts receivable	5,018	-
Other receivable	13,184	-
Taxes recoverable	2,111	2,003
Total current assets	58,334	2,139

Investments in mineral properties	708,434	-

Total assets	$766,768	$2,139

Liabilities and Stockholders’ (Deficit)

Liabilities:
Accounts payable and other liabilities	$184,602	$223,770
Due to related party	-	123,877
Note payable	35,977	25,000
Convertible debenture, net of discount of $384,021	599,285	-
Loan guarantee	94,860	83,293
Total liabilities	914,724	455,940

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 23,748,561 and 10,065,019 shares issued and outstanding as of December 31, 2009 and 2008, respectively	23,749	10,065
Common stock to be issued; 1,830,825 and 800,000 as of December 31, 2009 and 2008, respectively	1,831	40,000
Additional paid-in capital	5,110,636	3,124,328
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(5,276,058)	(3,620,080)
Total stockholders’ (deficit)	(147,956)	(453,801)

Total liabilities and stockholders (deficit)	$766,768	$2,139

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			For the Period
			from January
	For the		24,1996
	Year Ended		(inception) to
	December 31,		December 31,
	2009	2008	2009

Revenue	$77,728	$-	$77,728

Cost of Good sold
Production Expenses	13,090	-	13,090

Gross profit	64,638	-	64,638

Expenses:
General and administrative	348,045	121,423	2,152,336
Executive compensation	173,749	-	573,237
Rent	915	2,400	60,213
Total expenses	522,709	123,823	2,785,786

Net loss before other income (expense)	(458,071)	(123,823)	(2,721,148)

Other income and (expense):
Interest expense	(265,440)	-	(265,440)
Loan placement fee	(238,227)	-	(238,227)
Loss from discontinued operations	-	-	(937,194)
Loss from loan guarantee	-	-	(84,858)
Loss from settlement of debt	(14,971)	-	(14,971)
Impairment expense	(765,229)	-	(1,100,180)
Income from debt forgiveness	85,960	-	85,960
Total other income (expenses)	(1,197,907)	-	(2,554,910)

Net loss for the period	(1,655,978)	(123,823)	(5,276,058)

Other comprehensive gain (loss)
Foreign currency translation gain	-	81,146	(8,114)

Comprehensive loss	$(1,655,978)	$(42,677)	$(5,284,172)

Weighted average number of common shares outstanding - basic and fully diluted	(20,348,579)	9,327,295

Net (loss) per share - basic and fully diluted	$(0.08)	$(0.005)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Period from January 24, 1996 (inception) to December 31, 2009

Cash flows from operating activities
Net (loss)	$(1,655,978)	$(123,823)	$(4,338,864)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued interest on note payable	12,841	2,959	16,400
(Gain) loss from loan guarantee	11,567	(19,931)	94,860
Warrants issued for services	238,227	-	366,227
Shares issued for services	-	-	992,558
Amortization of discount	197,605	-	197,605
Impairment expense	765,229	-	772,729
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,018)	-	(5,018)
(Increase) decrease in other receivable	(13,184)	-	(13,184)
(Increase) decrease in taxes recoverable	(108)	481	(2,111)
Increase (decrease) in accounts payable and other liabilities	125,914	(1,880)	1,962,962
Increase (decrease) in due to related parties	(123,877)	(15,023)	(107,170)
Net cash (used) by operating activities	(446,782)	(157,217)	(63,006)

Cash flows from investing activities
Acquisition of investments in mineral properties	(1,473,663)	-	(1,473,663)
Net cash provided by investing activities	(1,473,663)	-	(1,473,663)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	111,500	70,000	648,168
Proceeds from warrant exercise	645,524	-	645,524
Proceeds from note payable	218,000	-	243,000
Proceeds from convertible debenture	1,000,000	-	1,000,000
Payments for convertible debenture	(16,694)	-	(16,694)
Net cash provided by financing activities	1,958,330	70,000	2,519,998

Cash flows used in discontinued operations	-	-	(937,194)

Foreign currency translation effect on cash	-	81,146	(8,114)

Net increase (decrease) in cash	37,885	(6,071)	38,021
Cash - beginning	136	6,207	-
Cash - ending	$38,021	$136	$38,021

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$238,227		$366,227
Shares issued for services	$-		$992,558
Note payable converted to common stock	$219,864		$219,864
Accounts payable converted to common stock	$165,082		$165,082

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)

						Deficit
						accumulated		Total
			Additional		Common	during the	Accumulated	Stockholders’
	Common Stock		Paid-in	Deferred	Stock to	development	Comp.	Equity
	Shares	Amount	Capital	Comp	be issued	stage	gain (loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3.1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)		452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Shares issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10.1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,041	2,847,223	-	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,880	-	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	-	30,000
Share subscription received in 2008	-	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	-	40,000	(3,620,080)	(8,114)	(453,801)

						Deficit
						accumulated		Total
			Additional		Common	during the	Accumulated	Stockholders’
	Common Stock		Paid-in	Deferred	Stock to	development	Comp.	Equity
	Shares	Amount	Capital	Comp	be issued	stage	gain (loss)	(Deficit)

Shares owed at December 31, 2008 issued	800,000	800	39,200	-	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-	-	-	-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	-	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	-	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	-	581,626
Net loss	-	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$-	$1,831	$(5,276,058)	$(8,114)	$(147,956)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2009

1.	Nature and Continuance of Operations
American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc.  On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, they changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects.  The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $5,284,172 and requires additional funds to maintain its operations.  Management’s plan in this regard is to raise equity financing as required.  There can be no assurance that sufficient funding will be obtained.  The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Activities
The Company is in the development stage.  We have had minimal revenue from our current operations.  To generate revenue, our new business plan is to focus development of our natural resource projects.  Based upon our business plan, we are a development stage enterprise.  Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from our inception to the current balance sheet date.

2.	Significant Accounting Policies
The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles of accounting
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Income taxes
The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”).  Under ASC 605-10, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured.

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

Net loss per share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Financial instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and loan guarantee.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values because of their relatively short-term maturities.  See Note 5 for further details.

Reclassifications
Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.	Recent Accounting Pronouncements
The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”).  ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”).  ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized.  The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption.  Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).  ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of FASB ASC No. 860 will not have an impact on the Company’s financial statements.

International Financial Reporting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

4.	Investments in Mineral Properties
During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663.  Seven of those investments produced “dry holes” and were therefore fully impaired.  During the year ended December 31, 2009, impairment expense related to these “dry holes” was $765,229.  As of December 31, 2009, the Company has two investments, valued at cost, for a total of $708,434.  Management evaluated both investments as of December 31, 2009 and determined that no impairment was necessary.  Those two investments were:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,536 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.  All of the Company’s revenue for the year ended December 31, 2009 was generated by this investment.

S&W Oil & Gas, LLC – Rooney Prospect
On June 19, 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs, $216,660 for the 3D seismic shoot costs, and $269,281 for completion of the oil well and the purchase of necessary equipment in exchange for a 50% working interest in the 81.5 net revenue interest of the project.  This investment started producing income in February of 2010.

5.	Fair Value Measurements
The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$38,021	$-	$-	$38,021
Accounts receivable	-	15,018	-	5,018
Other receivable	-	13,184	-	13,184
Accounts payable	-	184,602	-	184,602
Notes payable	-	35,977	-	35,977
Loan Guarantee	-	94,860	-	94,860
Total	$38,021	$333,641	$-	$371,662

6.	Debt and Debt Guarantee

Notes Payable
As of December 31, 2009, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of December 31, 2009.  During year ended December 31, 2009, the Company accrued interest expense of $3,855.  As of December 31, 2009, the balance of the note payable, including accrued interest, is $35,977.

During the year ended December 31, 2009, the Company received $218,000 from the issuance of a convertible note payable.  The note paid 6% interest, was due on April 14, 2011, and was convertible at $0.25 per share.  The note accrued interest of $1,863 before the principle and accrued interest balance of $219,864 was converted into 879,454 shares of common stock.  As of December 31, 2009, there is nothing due relating on this note payable.

Convertible Debentures
In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by the assets of the Company.  $500,000 of the debenture is due on August 13, 2010 and the other $500,000 is due on September 15, 2010.  The debenture calls for payments of $15,000 per month to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  In relation to the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share.  The warrants have a term of two years.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black schools option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the life of the debenture using the interest method.  For the year ended December 31, 2009, $197,605 was amortized into interest expense in relation to these discounts.  As of December 31, 2009, the balance due on the convertible debentures, net of the discount of $384,021, was $599,285.

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

Interest expense
Interest expense related to all of the above items was $265,440 for the year ended December 31, 2009.

7.	Stockholders’ Equity Transactions

Common Stock
During the year ended December 31, 2008, the Company issued 1,200,000 shares of common stock that was owed but not issued at December 31, 2007.

During the year ended December 31, 2008, the Company issued 600,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one three-year warrant exercisable into common shares of the Company at a price at $0.15 per share.

During the year ended December 31, 2008, the Company received full payment to purchase 800,000 units at a price of $0.05 per unit.  Each unit consisted of one common share and one three-year warrant exercisable into common shares of the Company at a price of $0.15 per share.  As of December 31, 2008, these shares had not been issued.

During the year ended December 31, 2009, the Company issued 800,000 shares of common stock that was owed but not issued as of December 31, 2009.

During the year ended December 31, 2009, the Company issued 2,250,000 units at a price of $0.02 per share for cash.

During the year ended December 31, 2009, the Company issued 8,254,088 shares at a price of $0.02 per share to convert $165,082 of accounts payable.

During year ended December 31, 2009, the Company issued 879,454 shares at a price of $0.25 per share to covert a note payable balance of $219,864 (See Note 6).

During year ended December 31, 2009, the Company issued 1,500,000 shares of common stock in an exercise of 1,500,000 warrants at a price of $0.15 for total proceeds of $225,000.

During the year ended December 31, 2009, the Company sold 190,000 shares of common stock for $66,500 cash.  As of December 31, 2009, these shares have not been issued and are shown as common stock owed but not issued.

During the year ended December 31, 2009, the Company received $420,524 for the exercise of 1,640,825 warrants to purchase 1,640,825 shares of common stock.  As of December 31, 2009, these shares have not been issued and are shown as common stock owed but not issued.

As of December 31, 2009, there are 23,748,561 shares of common stock outstanding and 1,830,825 shares of common stock owed but not issued.

Warrants
As of December 31, 2007, there were 1,200,000 warrants outstanding at an exercise price of $0.15.

During the year ended December 31, 2008, the Company issued 1,600,000 warrants with an exercise price of $0.15 as detailed above.

During the year ended December 31, 2009, the Company issued 2,857,142 warrants with a convertible debenture.  These warrants have 2 year terms expiring in August and September of 2011 and an exercise price of $0.50.  See Note 6 for further details.

During the year ended December 31, 2009, the Company issued 1,672,000 warrants for services.  The warrants had two-year terms and an exercise price of $0.35.  The warrants were valued using the black scholes option pricing model and valued at $238,227.  800,000 of these warrants were cancelled during the year when the service was not performed.

During year ended December 31, 2009, a total of 3,140,825 warrants were exercised into common shares of the Company at a price of $0.15 and $0.35 per share to a total of $645,524 cash.

As of December 31, 2009, there are 331,175 and 2,857,142 warrants outstanding at an exercise price of $0.15 and $0.50, respectively.  These warrants will expire in the years ending December 31, 2011.

8.	Income Taxes
The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2009.

The Company’s operations for the year ended December 31, 2009 and 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2009, the Company has net operating loss carry-forwards of approximately $4,510,829 (December 31, 2008 - $3,620,000) which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9.	Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 22, 2010, the date the financial statements were issued.
For the period from January 1, 2010 through March 22, 2010, 3,312,000 shares of common stock were issued for warrant exercises, private equity placements, employment agreements, and stock that was owed at the end of 2009.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.10(2)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.11(3)	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.12(3)	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.13(5)	Management and Governance Consultant Agreement with Robert McIntosh

10.14(6)	Participation Agreement with Archer Exploration, Inc.

10.15(7)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.16(8)	Participation Agreement with Archer Exploration, Inc. dated June 4, 2009.

10.17(9)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.18(10)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.19(11)	Note Purchase Agreement dated August 13, 2009.

10.20(12)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.21(13)	Participation Agreement with Archer Exploration, Inc. dated September 8, 2009.

10.22(14)	Secured Convertible Promissory Note dated September 15, 2009

14.1	Code of Ethical Conduct

16(4)	Letter from Berkovits & Company, LLP

21	List of Subsidiaries

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2007.
(3)	Incorporated by reference to Form 10-K for the year ended December 31, 2008.
(4)	Incorporated by reference to Form 8-K dated March 23, 2009.
(5)	Incorporated by reference to Form 8-K dated March 27, 2009.
(6)	Incorporated by reference to Form 8-K dated April 10, 2009.
(7)	Incorporated by reference to Form 8-K dated May 6, 2009.
(8)	Incorporated by reference to Form 8-K dated June 5, 2009.
(9)	Incorporated by reference to Form 8-K dated June 11, 2009.
(10)	Incorporated by reference to Form 8-K dated June 23, 2009.
(11)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.
(12)	Incorporated by reference to Form 8-K dated August 27, 2009.
(13)	Incorporated by reference to Form 8-K dated September 14, 2009.
(14)	Incorporated by reference to Form 8-K dated September 24, 2009.