Form 10-Q
period 2010-03-31
AMERICAN PETRO-HUNTER INC
filed 2010-05-14
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22723

AMERICAN PETRO-HUNTER, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0171619
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

17470 North Pacesetter Way Scottsdale, AZ 85255
(Address of principal executive offices) (Zip Code)
(480) 305-2052
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common stock, $.001 par value	27,060,561

AMERICAN PETRO HUNTER, INC.
FORM 10-Q

March 31, 2010

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 Audited).	2

Condensed Statements of Operations for the three month periods ended March 31, 2010 and 2009 and for the period from January 24, 1996 (inception) to March 31, 2010 (Unaudited)	3

Condensed Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009 and for the period from January 24, 1996 (inception) to March 31, 2010 (Unaudited)	4

Condensed Statements of Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2010 and for the period from January 24, 1996 (inception) to March 31, 2010 (Unaudited) 2009 and for the period from January 24, 1996 (inception) to March 31, 2010 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4. Controls and Procedures	18

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Reserved	19

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 26, 2010.

As used in this Form 10-Q, “we,” “us,” and “our” refer to American Petro-Hunter, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$805	$38,021
Accounts receivable	3,688	5,018
Other receivable	-	13,184
Taxes recoverable	2,111	2,111
Prepaid expenses	2,379	-
Total current assets	8,983	58,334

Investments in mineral properties	791,185	708,434

Total assets	$800,168	$766,768

Liabilities and Stockholders' (Deficit)

Liabilities:
Accounts payable and other liabilities	$317,743	$184,602
Note payable	37,042	35,977
Convertible debenture, net of discount of $143,788 and $384,021	489,517	599,285
Loan guarantee	94,860	94,860
Total liabilities	939,162	914,724

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,060,561 and 23,748,561 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	27,061	23,749
Common stock to be issued; 542,857 and 1,830,825 as of March 31, 2010 and December 31, 2009, respectively	543	1,831
Additional paid-in capital	5,833,288	5,110,636
Subscription receivable	-	-
Common stock subscribed (90,000 shares)	-	-
Accumulated comprehensive gain (loss)	(8,114)	(8,114
(Deficit) accumulated during development stage	(5,991,772)	(5,276,058
Total stockholders' (deficit)	(138,994)	(147,956

Total liabilities and stockholders' (deficit)	$800,168	$766,768

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			For the Period
	(Unaudited)		from January 24,
	March 31,		1996 (inception) to
	2010	2009	March 31, 2010

Revenue	$9,329	$-	$87,057

Cost of Good sold
Production Expenses	10,883	-	23,973

Gross profit	(1,554)	-	63,084
Expenses:
Depreciation expense	-	-	-
General and administrative	73,577	36,469	2,225,913
Executive compensation	234,000	21,476	807,237
Rent	8,636	200	68,849
Total expenses	316,213	58,145	3,101,999

Net loss before other income (expense)	(317,767)	(58,145)	(3,038,915)

Other income and (expense):
Interest expense	(281,047)	(1,110)	(546,487)
Loan placement fee	-	(7,611)	(238,227)
Loss from discontinued operations	-	-	(937,194)
Loss from loan guarantee	-	-	(84,858)
Loss from settlement of debt	-	(14,971)	(14,971)
Impairment expense	(116,900)	-	(1,217,080)
Income from debt forgiveness	-	-	85,960
Total other income (expenses)	(397,947)	(23,692)	(2,952,857)

Net loss for the period	(715,714)	(81,837)	(5,991,772)

Other comprehensive gain (loss):
Foreign currency translation gain	-	29,009	(8,114)

Comprehensive loss	$(715,714)	$(52,828)	$(5,999,886)

Weighted average number of common shares outstanding - basic and fully	25,744,801	12,828,240

Net (loss) per share - basic and fully diluted	$(0.028)	$(0.004)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			For the Period
	For the three months ended		from January 24,
	March 31,		1996 (inception) to
	2010	2009	December 31, 2009
Cash flows from operating activities
Net (loss)	$(715,714)	$(81,837)	$(5,054,578)
Adjustments to reconcile net (loss) to net cash used in oerating activities:
Accrued interest on note payable	1,065	740	17,465
(Gain) loss from loan guarantee	-	(2,356)	94,860
Warrants issued for services	-	7,611	366,227
Shares issued for services and compensation	170,000	-	1,162,558
Amortization of discount	240,232	-	437,837
Impairment expense	116,900	-	889,629
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,330	-	(3,688)
(Increase) decrease in other receivable	13,184	-	-
(Increase) decrease in taxes recoverable	-	56	(2,111)
(Increase) decrease in prepaid expenses	(2,379)	-	(2,379)
Increase (decrease) in accounts payable and other liabilities	133,140	143,914	2,096,102
Increase (decrease) in due to related parties	-	(123,852)	(107,170)
Net cash (used) by operating activities	(42,242)	(55,724)	(105,248)

Cash flows from investing activities
Acquisition of investments in mineral properties	(199,650)	-	(1,673,313)
Net cash provided by investing activities	(199,650)	-	(1,673,313)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	155,000	43,000	803,168
Proceeds from warrant exercise	49,676	-	695,200
Proceeds from note payable	-	4,985	243,000
Proceeds from convertible debenture	-	-	1,000,000
Payments for convertible debenture	-	-	(16,694)
Net cash provided by financing activities	204,676	47,985	2,724,674

Cash flows used in discontinuted operations	-	-	(937,194)

Foreign currency translation effect on cash	-	29,009	(8,114)

Net increase (decrease) in cash	(37,216)	21,270	805
Cash - beginning	38,021	136	-
Cash - ending	$805	$21,406	$805

Supplemental disclosures:
Interest paid	$39,750	$-	$39,750
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$-	$366,227
Shares issued for services and compensation	$170,000	$-	$1,162,558
Note payable converted to common stock	$350,000	$-	$569,864
Accounts payable converted to common stock	$-	$165,082	$165,082

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Condensed Statement of Stockholders’ Equity (Deficit)

						Deficit
						accumulated		Total
			Additional		Common	during the	Accumulated	Stockholders’
	Common Stock		Paid-in	Deferred	Stock to	development	Comp.	Equity
	Shares	Amount	Capital	Comp	be issued	stage	gain (loss)	(Deficit)
Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3.1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	-	(1,890,360)		452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Shares issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10.1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,041	2,847,223	-	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,880	-	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	-	30,000
Share subscription received in 2008	-	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	-	40,000	(3,620,080)	(8,114)	(453,801)

Shares owed at December 31, 2008 issued	800,000	800	39,200	-	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-	-	-	-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	-	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	-	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	-	581,626
Net loss	-	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$-	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for executive compensation	250,000	250	169,750	-	-	-	-	170,000
Shares issued from shares to be issued	1,830,825	1,831	-	-	(1,831)	-	-	-
Exercise of Warrants	231,175	231	34,445	-	-	-	-	34,676
Shares issued for convertible debt	1,000,000	1,000	349,000	-	-	-	-	350,000
Shares sold for cash	-	-	154,557	-	443	-	-	155,000
Exercise of Warrants	-	-	14,900	-	100	-	-	15,000
Net loss	-	-	-	-	-	(715,714)	-	(715,714)
Balance at March 31, 2010	27,060,561	$27,061	$5,833,288		$543	$(5,991,772)	$(8,114)	$(138,994)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010

1.     Nature and Continuance of Operations
American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, they changed its name to Travelport Systems Inc.; and on August 17, 2001, changed its name to American Petro-Hunter Inc.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects.  The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $5,999,886 and requires additional funds to maintain its operations.  Management’s plan in this regard is to raise equity financing as required.  There can be no assurance that sufficient funding will be obtained.  The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

4.     Investments in Mineral Properties
During the three months ended March 31, 2010, the Company made two investments in the amount of $199,650.  During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the period ended March 31, 2010 and December 31, 2009, impairment expense related to these “dry holes” was $116,900 and $765,229, respectively.  As of March 31, 2010 and December 31, 2009, the Company has two investments, valued at cost, for a total of $791,185 and $708,434, respectively.  Management evaluated both investments as of March 31, 2010 and determined that no impairment was necessary.  Those two investments were:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,536 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.  All of the Company’s revenue for the three months ended March 31, 2010 and year ended December 31, 2009 was generated by this investment.

S&W Oil & Gas, LLC – Rooney Prospect
On June 19, 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs, $216,660 for the 3D seismic shoot costs, and $269,281 for completion of the oil well and the purchase of necessary equipment in exchange for a 50% working interest in the 81.5 net revenue interest of the project.  During the three months ended March 31, 2010, an additional $82,750 was invested in this well.

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

The accompanying notes are an integral part of these financial statements.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$805	$-	$-	$805
Accounts receivable	-	3,688	-	3,688
Prepaid expenses	-	2,379	-	2,379
Accounts payable	-	317,743	-	317,743
Notes payable	-	37,042	-	37,042
Loan Guarantee	-	94,860	-	94,860
Total	$805	$455,712	$-	$456,517

6.     Debt and Debt Guarantee

Notes Payable
As of March 31, 2010 and December 31, 2009, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of March 31, 2010.  During three months ended March 31, 2010 and the year ended December 31, 2009, the Company accrued interest expense of $1,065 and $3,855, respectively.  As of March 31, 2010 and December 31, 2009, the balance of the note payable, including accrued interest, is $37,042 and $35,977, respectively.

During the year ended December 31, 2009, the Company received $218,000 from the issuance of a convertible note payable.  The note paid 6% interest, was due on April 14, 2011, and was convertible at $0.25 per share.  The note accrued interest of $1,863 before the principle and accrued interest balance of $219,864 was converted into 879,454 shares of common stock during the year ended December 31, 2009.  As of March 31, 2010, nothing is due relating to this note payable.

Convertible Debentures
In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by the assets of the Company.  $500,000 of the debenture is due on August 13, 2010 and the other $500,000 is due on September 15, 2010.  The debenture calls for monthly interest payments to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  In relation to the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share.  The warrants have a term of two years.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the life of the debenture using the interest method.  For the three months ended March 31, 2010 and the year ended December 31, 2009, $279,983 and $197,605, respectively, was amortized into interest expense in relation to these discounts.  In March 2010, $350,000 of the debenture balance was converted to 1,000,000 shares of stock.  As of March 31, 2010 and December 31, 2009, the balance due on the convertible debentures, net of the discount of $143,788 and $384,021, was $489,517 and $599,285, respectively.

Loan Guarantee
In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary.

The accompanying notes are an integral part of these financial statements.

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

Interest expense
Interest expense related to all of the above items for the three months ended March 31, 2010 and December 31, 2009 was $281,047 and $265,440, respectively.

7.     Stockholders’ Equity Transactions

Common Stock
During the year ended December 31, 2009, the Company issued 800,000 shares of common stock that was owed but not issued as of December 31, 2008.

During the year ended December 31, 2009, the Company issued 2,250,000 units at a price of $0.02 per share for cash.

During the year ended December 31, 2009, the Company issued 8,254,088 shares at a price of $0.02 per share to convert $165,082 of accounts payable.

During year ended December 31, 2009, the Company issued 879,454 shares at a price of $0.25 per share to convert a note payable balance of $219,864 (See Note 6).

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

During the quarter ended March 31, 2010, the Company issued 190,000 shares of common stock that was owed but not issued as of December 31, 2009.

During the quarter ended March 31, 2010, the Company issued 1,640,825 shares of common stock that was owed but not issued as of December 31, 2009.

During the quarter ended March 31, 2010, the Company issued 250,000 shares to Directors in lieu of executive compensation of $170,000.

During the quarter ended March 31, 2010, the Company issued 231,175 shares of common stock in an exercise of 231,175 warrants at a price of $0.15 for total proceeds of $34,676.

During the quarter ended March 31, 2010, the Company issued 1,000,000 shares of common stock in exchange for $350,000 of convertible debt.  (See Note 6).

The accompanying notes are an integral part of these financial statements.

During the quarter ended March 31, 2010, the Company received $155,000 for the purchase of 442,857 shares of common stock and 442,857 warrants with an exercise price of $0.50.  As of March 31, 2010, these shares have not been issued and are shown as common stock owed but not issued.

During the quarter ended March 31, 2010, the Company received $15,000 for the exercise of 100,000 warrants to purchase 100,000 shares of common stock.  As of March 31, 2010, these shares have not been issued and are shown as common stock owed but not issued.

As of March 31, 2010 and December 31, 2009, there are 27,060,561 and 23,748,561 shares of common stock outstanding, respectively, and 542,857 and 1,830,825 shares of common stock owed but not issued, respectively.

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

During the quarter ended March 31, 2010, a total of 331,175 warrants were exercised into common shares of the Company at a price of $0.15 per share to a total of $49,676.

During the quarter ended March 31, 2010, the Company issued 442,857 warrants with an exercise price of $0.50.

As of March 31, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the years ending December 31, 2011.

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

The accompanying notes are an integral part of these financial statements.

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

As of March 31, 2010, the Company has net operating loss carry-forwards of approximately $5,250,000 (December 31, 2009 - $4,510,829) which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9.     Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 14, 2010, the date the financial statements were issued.

Subsequent to our quarterly period ended March 31, 2010, on April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil near the city of Stillwater, in Payne County, northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, the Company agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. The Company is also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. The No. 1 well was drilled in April 2010.  On May 10, 2010, we reported that the No. 1 Well at the Prospect will go into production as a commercially viable oil well.  Recent efforts over the past days concluded with a successfully perforated, acidized, and swab tested well with 38 feet of pay.  We anticipate production of high gravity light oil above 3,800 feet to begin in mid-June 2010. We see the potential of eight wells drilled on 40-acre spacings in the field.

The accompanying notes are an integral part of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California and Kansas.  As of March 31, 2010, we had no producing wells in California and two producing wells in Kansas, and rights for the exploration and production of oil and gas on more than an aggregate of 11,100 acres in those states.  Typically, our interest in a well arises from a contract with another entity pursuant to which provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. with a business plan to acquire properties for precious metal exploration in the western United States.  However, after considering several properties, we determined the properties identified were not suitable to fully implement an exploration and development project in the United States.  In August 1996, we changed our management team and developed a new business plan to sell chemical products to the oil and gas industry.  In 1998, we sold that business and developed a new business plan for the manufacturing and marketing of a dental color analyzer.  Our plans to manufacture and sell the analyzer were delayed pending completion of research and development and by an action brought against us by AEI Trucolor.  After settling that action, in August 2001, we changed our name to “American Petro-Hunter, Inc.” and changed our focus to the exploration and eventual exploitation of oil and gas.

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

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536, which we have paid.  Management believes this prospect contains a potential multi-well program and that the available transportation and support infrastructure will support a requisite storage tank battery at the location.  On May 13, 2009, drilling began on the prospect with a planned total depth of 4,500 feet.  On May 19, 2009, we announced that the well had reached a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  The oil was excellent quality 35 degree light oil and tests resulted in 65% oil cut with 10% gas and mud with no water.  The #1 Lutters Well was completed on June 16, 2009.  We then made a casing election set pipe following well logging.  Oil production on the #1 Lutters Well began on June 18, 2009.  On July 9, 2009, we announced that 770 barrels of oil had been shipped from the #1 Lutters Well for the 11 days of production in June 2009.  As of August 2009, we began receiving revenue from this oilfield and since then have experienced average production of approximately 70 to 75 barrels per day.  The next well planned for the Poston Project was designated as the #2 Lutters Well, which was drilled to a total depth of 4,320 feet where we encountered good oil shows during drilling and in initial drill stem tests from a target zone.  After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, management believes the project itself remains viable as there are additional offset opportunities for this project.  We plan to offset the #1 Lutters Well by a 300 location in June 2010.  Current production has been variable as a result of paraffin issues and required the down hole pump to be raised to upper perforations.  The current daily rates are in the 20 to 35 barrel per day levels, with water in the 200 barrel range or a 10% oil cut.  A squeeze operation is planned to reduce the water, and we are permitting a water disposal well to lower costs of trucking salt water.

On June 4, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on a 668-acre prospect known as the Victory Prospect located in Sacramento County, California.  The Victory Prospect is located approximately 20 miles south of the city of Sacramento and is within the “Eastside Stratigraphic Trend” along the southern edge of the Sacramento Valley, which is within a larger region that contains some of the most prolific gas reservoirs in the Sacramento Valley, accounting for over 400 BCF of gas produced to date.  The Victory Prospect is very close to an existing pipeline offering a convenient, low cost, and rapid tie-in to enable gas sales.  Pursuant to the agreement, we paid Archer $142,000 for costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  These costs included the prospect fee, re-payment of pro-rata cost for the already-completed and interpreted 3D seismic shoot, as well as geological and engineering costs.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  In July 2009, a seismic shoot was completed on the prospect.  Based on the favorable results of the survey, we began drilling the Archer-Myers #1 in this well location, which was drilled to a total depth of 7,950 feet.  In connection with drilling, we paid $158,150 for our working interest share of the drilling costs.  The target sands were encountered at 7,713 and contained gas shows.  However, after drilling, it was determined the gas volumes were insufficient to warrant completion of the well as a viable producer.

On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the 1,760-acre Brinkman Prospect located in Clark County, Kansas, approximately 20 miles south of Dodge City.  The project is proximal to historic oil production primarily from Marmaton Limestone with secondary objectives in the Morrow Sand.  Of significance, over 49,000 barrels has been produced from a seismic anomaly to the northeast of the chosen drilling location as well as Langdon Sands that has produced cumulative gas production in excess of 1 BCF.  We paid S&W a total of $22,833.28 for land acquisition, leasing, and seismic costs for a 25% working interest in the prospect.  In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, we will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the Brinkman Prospect commenced and by August 14, 2009, drilling was completed.  Several oil and gas shows in the well were tested and deemed not commercially viable and was plugged and abandoned.  We will work with the engineering team to determine if the prospect has any future potential for commercial hydrocarbon production.

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Project located in southwestern Ford County, Kansas.  The Rooney Project is located in southwestern Ford County, Kansas, which is 20 miles due south of Dodge City.  The project consists of eight sections totaling 5,120 acres and the large contiguous acreage block represents the first land position we acquired that management considers to be a “core” land holding that could, with future successful development, provide the basis for the requisite production necessary to meet our intermediate and long-term goals.  The Rooney Project is directly adjacent to the north edge of existing Morrow Sand oil and gas production.  An analog well designated as 3-30-25W in the Morrow pool has cumulatively produced 344,448 barrels of oil and 933,622 MCF gas.  There are multiple wells within two miles of our acreage that have produced in the 35,000 to 40,000 barrel range from discrete sand channels.  It is these sand channels that we attempted to identify through the completion of a 3D seismic shoot across the entire acreage.  Based on the 3D seismic shoot, we developed a minimum of five target locations for new wells.  Under the terms of the agreement with S&W, we paid S&W a total of $113,333.12 for land acquisition and leasing costs.  We also agreed to pay up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation, as well as 50% of all further going-forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 50% of the working interest and 81.5% net revenue interest in the prospect to us.

On November 12, 2009, drilling at the #24-1 Double H Oil Well site in the Rooney Project commenced, and we successfully discovered both oil and gas.  On December 9, 2009, we announced the preliminary findings from the initial drill stem tests at the #24-1 Double H Oil Well.  A 12-foot pay zone was encountered that produced excellent quality 44 degree oil in the tubing up to the surface from 5,400 feet of depth with fluid test results returning 99% oil cut.  On January 4, 2010, the #24-1 Double H well at the Rooney Prospect commenced oil production, and we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.  The #24-1 Double H Oil Well required a re-completion due to casing separation that allowed the Dakota Formation producing fresh water to enter the well bore.  Following a re-cementing of the casing, the limestone reservoir was treated to attempt to dehydrate the clays that were causing clogging of the perforations.  Currently, the well has not returned to the initial production rates, as dewatering is ongoing.  The reservoir at this location only may have been adversely impacted by the fresh water.  We believe that the overall estimate of three million barrels has not been adversely affected by the issues at the #24-1 Double H location.  We now are planning to offset the well by a short, 300 foot step out to drill an identical location on the 3D seismic and may simply move the tubing and pump-jack and continue to drill along the established trend with close offset wells throughout the summer months.  If successful, we believe that four wells could be producing in the vicinity of the #24-1 Double H discovery well by August 2010.

In February 2010, we drilled a second well at the Rooney Project, the Shelor 23-2 Well, which was drilled to a depth of 5,400 feet.  The well encountered a fault that cut off the reservoir at this easterly location and, although geological information was gained, did not result in any reservoir being identified.  The Shelor 23-2 Well was plugged and abandoned.  We plan to drill an additional eight wells in the Rooney Prospect for the fiscal year 2010, which represents an investment of approximately $2.5 million.

On August 25, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas.  The 500 acre block has a well defined 3D seismic anomaly that includes seven potential zones to be tested.  We agreed to pay S&W cash in an amount to be determined for dry-hole cased drilling costs as well as 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us.  On October 20, 2009, we began drilling operations at the #1 Keck Well, and on November 4, 2009, drilling operations at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.  Management believes that Colby remains a viable prospect, and further work and analysis will be required in order to fully develop the Colby lease.

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

Subsequent to our quarterly period ended March 31, 2010, on April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil near the city of Stillwater, in Payne County, northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, the Company agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. The Company is also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. The No. 1 well was drilled in April 2010.  On May 10, 2010, we reported that the No. 1 Well at the Prospect will go into production as a commercially viable oil well.  Recent efforts over the past days concluded with a successfully perforated, acidized, and swab tested well with 38 feet of pay.  We anticipate production of high gravity light oil above 3,800 feet to begin in mid-June 2010. We see the potential of eight wells drilled on 40-acre spacings in the field.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management of our Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of, and for the three months ended March 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 26, 2010.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of three month periods ended March 31, 2010 and March 31, 2009

For the three month periods ended March 31, 2010 and March 31, 2009, we incurred a comprehensive loss of $715,714 and $52,828, respectively.  The increase was largely attributed to interest expense in the amount of $281,047, an impairment expense in the amount of $116,900, plus additional administrative expenses and executive compensation.

General and administration expenses for the three month period ended March 31, 2010 amounted to $73,577 compared to $36,469 in the same period of 2009.  Executive compensation for the three month period ended March 31, 2010 was $234,000 compared to $21,476, in the same period of 2009.

We had a foreign currency gain of zero during the three month period ended March 31, 2010 compared to a gain of $29,009 in the same period of 2009.  This was a result of less favorable exchange rates in 2009.

Period from inception, January 24, 1996 to March 31, 2010

We had an accumulated deficit during the development stage of $5,991,772.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $805 and working capital deficiency of $930,179.  During the three month period ended March 31, 2010, we funded our operations from revenue received and proceeds of private sales of equity and/or convertible notes.  Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling 10 wells in our Rooney prospect in 2010 which will cost approximately $2,500,000. Additionally, we have other obligations to drill other properties and we expect to acquire rights in additional projects. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the three month period ended March 31, 2010, we used net cash of $42,242 in operations.  Net cash from operating activities reflected a decrease in other receivable of $13,184 and an increase in accounts payable and accrued liabilities of $133,140.

We raised $204,676 during the three month period ended March 31, 2010 from the issuance of common stock and the exercise of warrants.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations.  However, there are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010, we issued 1,640,825 shares of common stock that was owed but not issued as of December 31, 2009.  We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

During the quarter ended March 31, 2010, we issued 250,000 shares to our directors in lieu of executive compensation of $170,000.  We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

During the quarter ended March 31, 2010, we issued 231,175 shares of common stock in an exercise of 231,175 warrants at a price of $0.15 for total proceeds of $34,676.  We issued the shares underlying the warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

During the quarter ended March 31, 2010, we issued 1,000,000 shares of common stock in exchange for $350,000 of convertible debt.  We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

During the quarter ended March 31, 2010, we received $155,000 for the purchase of 442,857 shares of common stock and 442,857 warrants with an exercise price of $0.50.  As of March 31, 2010, these shares have not been issued and are shown as common stock owed but not issued.  We offered and sold the securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

During the quarter ended March 31, 2010, the Company received $15,000 for the exercise of 100,000 warrants to purchase 100,000 shares of common stock.  As of March 31, 2010, these shares have not been issued and are shown as common stock owed but not issued.  We offered and sold the shares underlying the warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

During the quarter ended March 31, 2010, the Company issued 442,857 warrants with an exercise price of $0.50.  We offered and sold the shares underlying the warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: May 14, 2010	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)