Form 10-Q
period 2010-06-30
AMERICAN PETRO-HUNTER INC
filed 2010-08-16
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common stock, $.001 par value	27,060,561

AMERICAN PETRO HUNTER INC.
FORM 10-Q

June 30, 2010

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations for the three and six month periods ended June 30, 2010 and 2009 and for the period from January 24, 1996 (inception) to June 30, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 and for the period from January 24, 1996 (inception) to June 30, 2010 (Unaudited)	5

Condensed Statements of Stockholders’ Equity (Deficit) for the six month period ended June 30, 2010 and for the period from January 24, 1996 (inception) to June 30, 2010 (Unaudited)	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

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

As used in this Form 10-Q, “we,” “us,” and “our” refer to American Petro-Hunter Inc., which is also sometimes referred to as the “Company.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$13,036	$38,021
Accounts receivable	6,277	5,018
Other receivable	176,982	13,184
Taxes recoverable	2,111	2,111
Prepaid expenses	4,000	-
Total current assets	202,406	58,334

Investments in mineral properties	1,274,175	708,434

Total assets	$1,476,581	$766,768

Liabilities and Stockholders' (Deficit)

Liabilities:
Accounts payable and other liabilities	$309,486	$184,602
Note payable	38,150	35,977
Convertible debenture	895,985	-
Accrued interest on convertible debenture	14,589	-
Convertible debenture, net of discount of $17,165 and $384,021	616,140	599,285
Loan guarantee	94,860	94,860
Total liabilities	1,969,210	914,724

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized,
27,060,561 and 23,748,561 shares issued and outstanding as
of June 30, 2010 and December 31, 2009, respectively	27,061	23,749
Common stock to be issued; 542,857 and 1,830,825 as of
June 30, 2010 and December 31, 2009, respectively	543	1,831
Additional paid-in capital	5,833,288	5,110,636
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(6,345,407)	(5,276,058)
Total stockholders' (deficit)	(492,629)	(147,956)

Total liabilities and stockholders' (deficit)	$1,476,581	$766,768

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		For the six months ended		For the Period from January 24, 1996 (inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$10,794	$-	$20,123	$-	$97,851

Cost of Goods Sold
Production expenses	488	-	11,371	-	24,461

Gross profit	10,306	-	8,752	-	73,390

General and administrative	126,601	161,442	200,178	200,911	2,352,514
Executive compensation	51,000	54,273	285,000	72,749	858,237
Rent	12,529	-	21,165	200	81,378
Total expenses	190,130	215,715	506,343	273,860	3,292,129

Net loss before other income (expense)	(179,824)	(215,715)	(497,591)	(273,860)	(3,218,739)

Other income (expense):
Interest expense	(173,811)	(2,725)	(454,858)	(3,835)	(720,298)
Loan placement fee	-	(230,616)	-	(238,227)	(238,227)
Loss from discontinued operations	-	-	-	-	(937,194)
Loss from loan guarantee	-	-	-	-	(84,858)
Loss from settlement of debt	-	-	-	(14,971)	(14,971)
Impairment expense	-	-	(116,900)	-	(1,217,080)
Income from debt forgiveness	-	-	-	-	85,960
Total other income (expenses)	(173,811)	(233,341)	(571,758)	(257,033)	(3,126,668)

Net loss	(353,635)	(449,056)	(1,069,349)	(530,893)	(6,345,407)

Other comprehensive gain (loss):
Foreign currency translation gain	-	7,709	-	36,718	(8,114)

Comprehensive loss	$(353,635)	$(441,347)	$(1,069,349)	$(494,175)	$(6,353,521)

common shares outstanding
basic and fully diluted	27,060,561	21,610,715	26,406,316	17,243,740

Net (loss) per share -
basic and fully diluted	(0.013)	(0.020)	$(0.040)	$(0.029)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows

	For the six months ended		For the Period from January 24, 1996 (inception) to
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities
Net (loss)	$(1,069,349)	$(530,893)	$(5,408,213)
Adjustments to reconcile net (loss) to net cash used in oerating activities:
Accrued interest on notes payable	2,174	1,472	18,573
(Gain) loss from loan guarantee	-	4,447	94,860
Warrants issued for services	-	238,227	366,227
Shares issued for services and compensation	170,000	-	1,162,558
Amortization of discount	366,857	-	564,462
Impairment expense	116,900	-	889,629
Accrued interest on convertible debenture	14,589		14,589
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,259)	-	(6,277)
(Increase) decrease in other receivable	(163,798)	-	(176,982)
(Increase) decrease in taxes recoverable	-	(108)	(2,111)
(Increase) decrease in prepaid expenses	(4,000)	-	(4,000)
Increase (decrease) in accounts payable and other liabilities	124,883	136,182	2,087,846
Increase (decrease) in due to related parties	-	(123,852)	(107,170)
Net cash (used) by operating activities	(443,003)	(274,525)	(506,009)

Cash flows from investing activities
Acquisition of investments in mineral properties	(682,642)	(400,666)	(2,156,305)
Net cash provided by investing activities	(682,642)	(400,666)	(2,156,305)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	155,000	45,000	803,168
Proceeds from warrant exercise	49,676	-	695,200
Proceeds from note payable	-	30,985	243,000
Proceeds from convertible debenture	895,984	500,000	1,895,984
Payments for convertible debenture	-	-	(16,694)
Net cash provided by financing activities	1,100,660	575,985	3,620,658

Cash flows used in discontinued operations	-	-	(937,194)

Foreign currency translation effect on cash	-	36,718	(8,114)

Net increase (decrease) in cash	(24,985)	(62,488)	13,036
Cash - beginning	38,021	136	-
Cash - ending	$13,036	$(62,352)	$13,036

Supplemental disclosures:
Interest paid	$69,000	$-	$69,000
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$-	$366,227
Shares issued for services and compensation	$170,000	$-	$1,162,558
Note payable converted to common stock	$350,000	$-	$569,864
Accounts payable converted to common stock	$-	$-	$165,082

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Condensed Statement of Stockholder's Equity (Deficit)

					Deficit
					accumulated		Total
			Additional	Common	during the	Accumulated	Stockholder's
	Common Stock		Paid-in	Stock to	development	Comp.	Equity
	Shares	Amount	Capital	be issued	stage	gain(loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330
Net income	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037
Net loss	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	85,500
Net loss	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791
Finders' fees	-	-	48,000	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	80,000
Net loss	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	556,360
Net loss	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000
Net loss	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800
Other comprehensive loss	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	30,000
Share subscription received in 2008	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	40,000	(3,620,080)	(8,114)	(453,801)

Shares owed at December 31, 2008 issued	800,000	800	39,200	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-		-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	581,626
Net loss	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for executive compensation	250,000	250	169,750				170,000
Shares issued from shares to be issued	1,830,825	1,831		(1,831)			-
Exercise of Warrants	231,175	231	34,445				34,676
Shares issued for convertible debt	1,000,000	1,000	349,000				350,000
Shares sold for cash			154,557	443			155,000
Exercise of Warrants			14,900	100			15,000
Net loss					(1,069,349)		(1,069,349)

Balance at June 30, 2010	27,060,561	$27,061	$5,833,288	$543	$(6,345,407)	$(8,114)	$(492,629)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $6,345,407 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

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

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 will not have an impact on the Company’s financial statements.

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
During the six months ended June 30, 2010, the Company made eight investments in the amount of $682,642. During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663. Several of those investments produced “dry holes” and were therefore fully impaired. During the period ended June 30, 2010 and December 31, 2009, impairment expense related to these “dry holes” was $116,900 and $765,229, respectively. As of June 30, 2010, the Company has three investments, valued at cost, for a total of $1,274,175 and as of December 31, 2009, the Company has two investments, valued at cost, for a total of $708,434, respectively. Management evaluated all investments as of June 30, 2010 and determined that no impairment was necessary. Those investments were:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the LOI, the Company paid S&W $64,536 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment. All of the Company’s revenue for the six months ended June 30, 2010 and year ended December 31, 2009 was generated by this investment.

S&W Oil & Gas, LLC – Rooney Prospect
On June 19, 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas. Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs, $216,660 for the 3D seismic shoot costs, and $269,281 for completion of the oil well and the purchase of necessary equipment in exchange for a 50% working interest in the 81.5 net revenue interest of the project. During the six months ended June 30, 2010, an additional $82,750 was invested in this well.

Oklahoma
During the quarter ending June 30, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases. The Company paid Bay Petroleum $482,850 in exchange for 25% to 50% working interest in the net revenue of the project.  Drilling will commence in the third quarter 2010.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$13,036	$-	$-	$13,036
Accounts & other receivables	-	183,259	-	183,259
Prepaid expenses	-	4,000	-	4,000
Accounts payable	-	309,486	-	309,486
Notes payable	-	38,150	-	38,150
Loan Guarantee	-	94,860	-	94,860
Total	$13,036	$629,755	$-	$642,791

6.	Debt and Debt Guarantee

Notes Payable
As of June 30, 2010 and December 31, 2009, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of June 30, 2010.  During six months ended June 30, 2010 and the year ended December 31, 2009, the Company accrued interest expense of $2,173 and $3,855, respectively.  As of June 30, 2010 and December 31, 2009, the balance of the note payable, including accrued interest, is $38,150 and $35,977, respectively.

During the year ended December 31, 2009, the Company received $218,000 from the issuance of a convertible note payable.  The note paid 6% interest, was due on April 14, 2011, and was convertible at $0.25 per share.  The note accrued interest of $1,863 before the principle and accrued interest balance of $219,864 was converted into 879,454 shares of common stock during the year ended December 31, 2009.  As of June 30, 2010, nothing is due relating to this note payable.

Convertible Debentures
In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by the assets of the Company.  $500,000 of the debenture is due on August 13, 2010 and the other $500,000 is due on September 15, 2010.  The debenture calls for monthly interest payments to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  In relation to the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share. The warrants have a term of two years.  At the time of filing for June 30, 2010, the company is in default.  Interest payments continue to be made.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the life of the debenture using the interest method.  For the six months ended June 30, 2010 and the year ended December 31, 2009, $366,856 and $197,605, respectively, was amortized into interest expense in relation to these discounts.  In March 2010, $350,000 of the debenture balance was converted to 1,000,000 shares of stock.  As of June 30, 2010 and December 31, 2009, the balance due on the convertible debentures, net of the discount of $17,165 and $384,021, was $616,140 and $599,285, respectively.

During May and June 2010, the company received $895,984 from an investor to issue a convertible debenture, bearing interest at a rate of 24% per annum.  The note is due May 17, 2011.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the conversion price of $0.90.  As of June 30, 2010, the balance due on the convertible debenture was $910,574, including accrued interest of $14,589.

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

Interest expense
Interest expense related to all of the above items for the six months ended June 30, 2010 and December 31, 2009 was $454,858 and $265,440, respectively.

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

During the quarter ended March 31, 2010, the Company received $155,000 for the purchase of 442,857 shares of common stock and 442,857 warrants with an exercise price of $0.50.  As of June 30, 2010, these shares have not been issued and are shown as common stock owed but not issued.

During the quarter ended March 31, 2010, the Company received $15,000 for the exercise of 100,000 warrants to purchase 100,000 shares of common stock.  As of June 30, 2010, these shares have not been issued and are shown as common stock owed but not issued.

There was no stock activity in the quarter ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, there are 27,060,561 and 23,748,561 shares of common stock outstanding, respectively, and 542,857 and 1,830,825 shares of common stock owed but not issued, respectively.

Warrants
As of December 31, 2008, there were 2,600,000 warrants outstanding at an exercise price of $0.15.

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

As of June 30, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the year ending December 31, 2011.

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

As of June 30, 2010, the Company has net operating loss carry-forwards of approximately $5,400,000 (December 31, 2009 - $4,510,829) which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9.	Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.  There are no subsequent events to note.

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California, Kansas and Oklahoma.  As of June 30, 2010, we had no producing wells in California, two producing wells in Kansas and one producing well in Oklahoma, and rights for the exploration and production of oil and gas on more than an aggregate of approximately 11,613 acres in those states.  Subsequent to our quarterly period ended June 30, 2010, we had a third well begin early production in Kansas.  Typically, our interest in a well arises from a contract with another entity pursuant to which provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc.  In August 2001, we changed our name to American Petro-Hunter, Inc and began focusing our business on the exploration and eventual exploitation of oil and gas.

On April 6, 2009, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well, which includes historic engineering and geological development of the prospect as well as costs for a seismic program required to finalize and define the initial well location, in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The seismic shoot began on August 10, 2009.  The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations.  We are planning additional seismic shoots prior to December 2010 and the combined data packages will be used to evaluate whether there is a suitable location for a test well.

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536, which we have paid.  Management believes this prospect contains a potential multi-well program and that the available transportation and support infrastructure will support a requisite storage tank battery at the location.  On May 13, 2009, drilling began on the prospect with a planned total depth of 4,500 feet.  On May 19, 2009, we announced that the well had reached a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  The oil was excellent quality 35 degree light oil and tests resulted in 65% oil cut with 10% gas and mud with no water.  The #1 Lutters Well was completed on June 16, 2009.  We then made a casing election set pipe following well logging.  Oil production on the #1 Lutters Well began on June 18, 2009.  On July 9, 2009, we announced that 770 barrels of oil had been shipped from the #1 Lutters Well for the 11 days of production in June 2009.  As of August 2009, we began receiving revenue from this oilfield and since then have experienced average production of approximately 30 barrels per day.  The next well planned for the Poston Project was designated as the #2 Lutters Well, which was drilled to a total depth of 4,320 feet where we encountered good oil shows during drilling and in initial drill stem tests from a target zone.  After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, management believes the project itself remains viable as there are additional offset opportunities for this project.  On July 1, 2010 we announced completion of the #3 Lutters Well, at a depth of 4,328 feet, as a direct-offset to the #1 Lutters Well.  On July 14, 2010, we announced that the #3 Lutters Well had begun production.  Current production for the #1 Lutters Well has been variable as a result of paraffin issues and required the down hole pump to be raised to upper perforations.  The current daily rates are in the 30 to 35 barrel per day levels after a squeeze job to cement in a water zone producing in the 20 barrel range or a 65% oil cut.  Production at the #3 Lutters Well has begun at the rate of 60 barrels per day.  We are currently increasing the pump jack strokes per minute in an attempt to increase the production rate at the #3 Lutters Well, with a target production rate of 110 barrels per day by the end of July 2010.

On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the 1,760-acre Brinkman Prospect located in Clark County, Kansas, approximately 20 miles south of Dodge City.  The project is proximal to historic oil production primarily from Marmaton Limestone with secondary objectives in the Morrow Sand.  Of significance, over 49,000 barrels have been produced from a seismic anomaly to the northeast of the chosen drilling location as well as Langdon Sands that has produced cumulative gas production in excess of 1 BCF.  We paid S&W a total of $22,833.28 for land acquisition, leasing, and seismic costs for a 25% working interest in the prospect.  In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, we will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the Brinkman Prospect commenced and by August 14, 2009, drilling was completed.  Several oil and gas shows in the well were tested and deemed not commercially viable and were plugged and abandoned.  We may engage in future exploratory drilling at the Brinkman Prospect in the future, but no drilling is currently planned for the Brinkman Prospect in 2010.

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Project located in southwestern Ford County, Kansas.  The Rooney Project is located in southwestern Ford County, Kansas, which is 20 miles due south of Dodge City.  The project consists of eight sections totaling 7,040 acres and the large contiguous acreage block represents the first land position we acquired that management considers to be a “core” land holding that could, with future successful development, provide the basis for the requisite production necessary to meet our intermediate and long-term goals.  The Rooney Project is directly adjacent to the north edge of existing Morrow Sand oil and gas production.  An analog well designated as 3-30-25W in the Morrow pool has cumulatively produced 344,448 barrels of oil and 933,622 MCF gas.  There are multiple wells within two miles of our acreage that have produced in the 35,000 to 40,000 barrel range from discrete sand channels.  It is these sand channels that we attempted to identify through the completion of a 3D seismic shoot across the entire acreage.  Based on the 3D seismic shoot, we developed a minimum of five target locations for new wells.  Under the terms of the agreement with S&W, we paid S&W a total of $113,333.12 for land acquisition and leasing costs.  We also agreed to pay up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation, as well as 50% of all further going-forward costs such as completion and related infrastructure costs.  S&W has assigned a 50% of the working interest and 81.5% net revenue interest in the prospect to us.

On November 12, 2009, drilling at the #24-1 Double H Oil Well site in the Rooney Project commenced, and we successfully discovered both oil and gas.  On December 9, 2009, we announced the preliminary findings from the initial drill stem tests at the #24-1 Double H Oil Well.  A 12-foot pay zone was encountered that produced excellent quality 44 degree oil in the tubing up to the surface from 5,400 feet of depth with fluid test results returning 99% oil cut.  On January 4, 2010, the #24-1 Double H well at the Rooney Prospect commenced oil production, and we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.  The #24-1 Double H Oil Well required a re-completion due to casing separation that allowed the Dakota Formation producing fresh water to enter the well bore.  Following a re-cementing of the casing, the limestone reservoir was treated to attempt to dehydrate the clays that were causing clogging of the perforations.  The reservoir at this location only may have been adversely impacted by the fresh water.  In May 2010, the #2 Double H well in Kansas reached a total depth of 5,460 feet.  The #2 Double H is a direct offset to the #24-1 Double H discovery well.  The #2 Double H Well encountered oil shows in several formations down-hole including the targeted Morrow sand and Mississippian. Our engineering team is now assessing the results and will report on their findings and recommendations for the next step in the development program.

In February 2010, we drilled the Shelor 23-2 Well at the Rooney Project, which was drilled to a depth of 5,400 feet.  The well encountered a fault that cut off the reservoir at this easterly location and, although geological information was gained, did not result in any reservoir being identified.  The Shelor 23-2 Well was plugged and abandoned.

Having completed the #24-1 Double H Oil Well and drilled the #2 Double H Well and the Shelor 23-2 Well, we plan to further evaluate the Rooney Prospect as to its future potential for commercial oil for the fiscal year 2010.

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

On September 8, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on the Wurster Gas Project, a prospect located in Sacramento County, California, 20 miles south of the city of Sacramento.  The Wurster Prospect target lies due east of the Victory Gas Project in which we also have a 25% working interest.  This project targets Winters sandstones which have, in the Sacramento Valley, have accounted for over 400 BCF of gas production to-date along the Upper Cretaceous Winters “Eastside Stratigraphic Trend.”  Pursuant to the Participation Agreement, we have paid Archer $25,000 for costs in connection with the acquisition and operation of the prospect up to the drilling of an initial test well in exchange for a 25% working interest in the prospect.  Further, we are responsible for and have paid $125,000 for dry hole costs.  We are also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  On October 8, 2009, we began drilling operations at the Wurster Gas Prospect – Archer-Tsakopoulos #2 well, which was planned as a 7,800 foot test for gas indicated by 3D seismic tests.  We increased our working interest in the Archer-Tsakopoulos #2 well up to 36% by purchasing an additional 11% through the payment of a pro-rata share for the seismic reprocessing and drilling costs in the amount of $66,000.  On November 4, 2009, drilling at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.

On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are in the 25 to 80 barrel per day levels, with water in the 200 barrel range or approximately 10% oil cut.  Dewatering is expected to increase the cut and barrels per day.  A water disposal well has been permitted and we are awaiting notification from the State.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  We believe the Prospect will involve the drilling of at least one well per month with continued drilling through 2011, which represents an investment of approximately $1.4 million.

Properties

Production, Production Prices and Production Costs

Sales of oil during the 2009 fiscal year amounted to $77,728 for 1,242 barrels at an average price of $62.58 per barrel and at an average production cost per barrel of $10.54.   Production costs are expected to increase as production increases.  Prior to the 2009 fiscal year we had not had any oil production.  We have not had any gas production.

Development Activities

During the 2009 fiscal year we drilled seven exploratory wells, of which two were net productive and five did not contain sufficient volumes to warrant completion for commercial production.  We did not drill any development wells during the 2009 fiscal year.  As of August 13, 2010, during the 2010 fiscal year we have drilled four exploratory wells, of which one is net productive and one did not contain sufficient volumes to warrant completion; as of August 13, 2010, the other two such wells, the No. 2 and No. 3 Prospect wells are still being drilled and/or evaluated for completion as detailed above.  As of August 13, 2010, during the 2010 fiscal year we have also drilled two development wells, as direct offshoots of the Lutters #1 well and the #24-1 Double H well, the former of which is net productive.  We undertook no exploratory or development activity in 2008 or 2007.

Delivery Commitments

As of August 13, 2010, we had no delivery commitments for fixed and determinable quantities of oil or natural gas.  On January 4, 2010, we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.

Properties, Wells, Operations, Acreage and Current Activities

The following table sets forth our interest in wells and acreage as of August 13, 2010.

	Number of Productive Wells		Developed Acreage (3)		Undeveloped Acreage
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Oil	4	1.015	440	230	10,133	3,383
Gas	0	0	0	0	1,040	260

(1)	A gross well or acre is a well or acre in which we own an interest.
(2)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(3)	Developed acreage is acreage assignable to productive wells.

As of August 13, 2010, our acreage subject to leases has the minimum remaining lease terms set forth in the following table.

Property	Gross Acreage	Net Acreage	Minimum Remaining Lease Terms
Trego County, KS (Poston Prospect)	750	152.8	Held by production
Clark County, KS (Brinkman Prospect)	1,760	358.6	1 year
Ford County, KS (Rooney Prospect)	7,040	2,868.8	3 months
Thomas County, KS (Colby Prospect)	500	101.9	1 year
Sacramento County, CA (Wurster Gas Project)	1,040	260	6 months
Payne County, OK (Bay Prospect)	523	131	2 years

All of our oil and gas interests and acreage are located in, and all of our drilling and other development activities have occurred in, the United States.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of, and for the six months ended June 30, 2010, there have been no material changes or updates to our critical accounting policies.

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

Comparison of six month periods ended June 30, 2010 and June 30, 2009

For the six month periods ended June 30, 2010 and June 30, 2009, we incurred a comprehensive loss of $1,069,349 and $494,175, respectively.  The increase was largely attributed to an increase in interest expense from $3,835 for the six month period ended June 30, 2009 to $454,858 for the six month period ended June 30, 2010.

General and administration expenses for the six month period ended June 30, 2010 amounted to $200,178 compared to $200,911 in the same period of 2009.  Executive compensation for the six month period ended June 30, 2010 was $285,000 compared to $72,749, in the same period of 2009.

We had no foreign currency gain or loss during the six month period ended June 30, 2010 compared to a gain of $36,718 in the same period of 2009, due to more favorable exchange rates during that period.

Comparison of three month periods ended June 30, 2010 and June 30, 2009

For the three month periods ended June 30, 2010 and June 30, 2009, we incurred a comprehensive loss of $353,635 and $441,347, respectively.  The decrease was largely attributed to a decrease in loan placement fees from $230,616 for the three month period ended June 30, 2009 to $0 for the three month period ended June 30, 2010.

General and administration expenses for the three month period ended June 30, 2010 amounted to $126,601 compared to $161,442 in the same period of 2009.  Executive compensation for the three month period ended June 30, 2010 was $51,000 compared to $54,273, in the same period of 2009.

We had no foreign currency gain or loss during the three month period ended June 30, 2010 compared to a gain of $7,709 in the same period of 2009, due to more favorable exchange rates during that period.

Period from inception, January 24, 1996 to June 30, 2010

We have an accumulated deficit during the development stage of $6,345,407.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $13,036 and working capital deficiency of $1,766,804.  During the six month period ended June 30, 2010, we funded our operations from revenue received and proceeds of private sales of equity and convertible notes and the exercise of warrants.  Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling 11 wells in Kansas & Oklahoma in 2010 which will cost approximately $2,100,000. Additionally, we have other obligations to drill other properties and we expect to acquire rights in additional projects. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the six month period ended June 30, 2010, we used net cash of $443,003 in operations.  Net cash from operating activities reflected an increase other receivables of $163,798.

We raised $1,100,660 during the six month period ended June 30, 2010 from the issuance of common stock, and convertible notes and the exercise of warrants.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations.  However, there are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed

Off-Balance Sheet Arrangements

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Operating Agreement with Bay Petroleum Corp. dated April 21, 2010

10.2(3)	Note Purchase Agreement

10.3(3)	Form of Convertible Debenture

10.4(3)	Form of Warrant

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)	Incorporated by reference to Form 8-K dated April 23, 2010.
(3)	Incorporated by reference to Form 8-K dated May 20, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: August 16, 2010	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)