Form 10-Q
period 2010-09-30
AMERICAN PETRO-HUNTER INC
filed 2010-11-15
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common stock, $.001 par value	27,060,561

AMERICAN PETRO HUNTER INC.
FORM 10-Q

September 30, 2010

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	4

Condensed Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 Audited).	4

Condensed Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 and for the period from January 24, 1996 (inception) to September 30, 2010 (Unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 and for the period from January 24, 1996 (inception) to September 30, 2010 (Unaudited)	6

Condensed Statements of Stockholders’ Equity (Deficit) for the nine month period ended September 30, 2010 and for the period from January 24, 1996 (inception) to September 30, 2010 (Unaudited) )	7

Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	24

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Amerian Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash	$3,307	$38,021
Accounts receivable	12,941	5,018
Other receivable	-	13,184
Taxes recoverable	2,111	2,111
Prepaid expenses	2,200	-
Total current assets	20,559	58,334

Investments in mineral properties	930,964	708,434

Total assets	$951,523	$766,768

Liabilities and Stockholders' (Deficit)

Liabilities:
Accounts payable and other liabilities	$257,424	$184,602
Note payable	39,304	35,977
Convertible debenture	1,334,783	-
Accrued interest on convertible debenture	79,499	-
Convertible debenture, net of discount of $0 and $384,021	633,306	599,285
Accrued interest on convertible debenture	9,750	-
Loan guarantee	94,860	94,860
Total liabilities	2,448,926	914,724

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized,
27,060,561 and 23,748,561 shares issued and outstanding as
of September 30, 2010 and December 31, 2009, respectively	27,061	23,749
Common stock to be issued; 542,857 and 1,830,825 as of
September 30, 2010 and December 31, 2009, respectively	543	1,831
Additional paid-in capital	5,833,288	5,110,636
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(7,350,181)	(5,276,058)
Total stockholders' (deficit)	(1,497,403)	(147,956)

Total liabilities and stockholders' (deficit)	$951,523	$766,768

The accompanying notes are an integral part of these financial statements.

Amerian Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		For the nine months ended		from January 24,
	September 30,		September 30,		1996 (inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$37,840	$54,981	$57,963	$54,981	$135,691

Cost of Goods Sold
Production expenses	23,463	2,491	34,834	2,491	47,924

Gross profit	14,377	52,490	23,129	52,490	87,767

General and administrative	106,141	81,314	306,319	282,225	2,458,655
Executive compensation	79,000	63,000	364,000	135,749	937,237
Rent	12,532	179	33,697	379	93,910
Impairment expense	642,260	516,150	759,160	516,150	1,859,340
Total expenses	839,933	660,643	1,463,176	934,503	5,349,142

Net loss before other income (expense)	(825,556)	(608,153)	(1,440,047)	(882,013)	(5,261,375)

Other income (expense):
Interest expense	(179,218)	(80,949)	(634,076)	(84,784)	(899,516)
Loan placement fee	-	-	-	(238,227)	(238,227)
Loss from loan guarantee	-	-	-	-	(84,858)
Loss from settlement of debt	-	-	-	(14,971)	(14,971)
Income from debt forgiveness	-	-	-	-	85,960
Total other income (expenses)	(179,218)	(80,949)	(634,076)	(337,982)	(1,151,612)

Net loss from continuing operations	(1,004,774)	(689,102)	(2,074,123)	(1,219,995)	(6,412,987)

Net loss from discontinued operations	-	-	-	-	(937,194)

Net loss	(1,004,774)	(689,102)	(2,074,123)	(1,219,995)	(7,350,181)

Foreign currency translation gain	-	(16,497)	-	20,221	(8,114)

Comprehensive loss	$(1,004,774)	$(705,599)	$(2,074,123)	$(1,199,774)	$(7,358,295)

common shares outstanding
basic and fully diluted	27,060,561	23,039,770	26,170,218	19,182,852

Net (loss) per share basic and fully diluted	(0.037)	(0.031)	$(0.079)	$(0.063)

The accompanying notes are an integral part of these financial statements.

Amerian Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows

			For the Period
	For the nine months ended		from January 24,
	September 30,		1996 (inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities
Net loss	$(2,074,123)	$(1,219,995)	$(7,350,181)
Adjustments to reconcile net (loss) to net cash used in oerating activities:
Accrued interest on notes payable	3,325	1,472	19,724
(Gain) loss from loan guarantee	-	4,447	94,860
Warrants issued for services	-	238,227	366,227
Shares issued for services and compensation	170,000	-	1,162,558
Amortization of discount	384,022	52,199	581,627
Impairment expense	759,160	-	1,531,889
Accrued interest on convertible debenture	89,249	516,150	89,249
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,923)	(9,642)	(12,941)
(Increase) decrease in other receivable	13,184	-	-
(Increase) decrease in taxes recoverable	-	(108)	(2,111)
(Increase) decrease in prepaid expenses	(2,200)	-	(2,200)
Increase (decrease) in accounts payable and other liabilities	72,822	152,855	2,035,785
Increase (decrease) in due to related parties	-	(123,852)	(107,170)
Net cash (used) by operating activities	(592,484)	(388,247)	(1,592,684)

Cash flows from investing activities
Acquisition of investments in mineral properties	(981,689)	(1,093,758)	(2,455,352)
Net cash provided by investing activities	(981,689)	(1,093,758)	(2,455,352)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	155,000	262,132	803,168
Proceeds from warrant exercise	49,676	-	695,200
Puchase of common shares for promissory note	-	219,863	-
Proceeds from note payable	-	106,779	243,000
Proceeds from convertible debenture	1,334,783	999,985	2,334,783
Payments for convertible debenture	-	-	(16,694)
Net cash provided by financing activities	1,539,459	1,588,759	4,059,457

Foreign currency translation effect on cash	-	20,221	(8,114)

Net increase (decrease) in cash	(34,714)	126,975	3,307
Cash - beginning	38,021	136	-
Cash - ending	$3,307	$127,111	$3,307

Supplemental disclosures:
Interest paid	$88,500	$-	$88,500
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$-	$366,227
Shares issued for services and compensation	$170,000	$-	$1,162,558
Note payable converted to common stock	$350,000	$-	$569,864
Accounts payable converted to common stock	$-	$-	$165,082

The accompanying notes are an integral part of these financial statements.

Amerian Petro-Hunter, Inc.
Condensed Statement of Stockholder's Equity (Deficit)

					Deficit
					accumulated		Total
	Common Stock		Additional	Common	during the	Accumulated	Stockholder's
			Paid-in	Stock to	development	Comp.	Equity
	Shares	Amount	Capital	be issued	stage	gain(loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330
Net income	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037
Net loss	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	85,500
Net loss	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791
Finders' fees	-	-	48,000	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	80,000
Net loss	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	556,360
Net loss	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000
Net loss	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800
Other comprehensive loss	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007	8,265,019	8,265	3,036,128	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	30,000
Share subscription received in 2008	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	40,000	(3,620,080)	(8,114)	(453,801)

Shares owed at December 31, 2008 issued	800,000	800	39,200	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-		-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	581,626
Net loss	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for executive compensation	250,000	250	169,750				170,000
Shares issued from shares to be issued	1,830,825	1,831		(1,831)			-
Exercise of Warrants	231,175	231	34,445				34,676
Shares issued for convertible debt	1,000,000	1,000	349,000				350,000
Shares sold for cash			154,557	443			155,000
Exercise of Warrants			14,900	100			15,000
Net loss					(2,074,123)		(2,074,123)

Balance at September 30, 2010	27,060,561	$27,061	$5,833,288	$543	$(7,350,181)	$(8,114)	$(1,497,403)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $7,350,181 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Income taxes
The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-5”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Oil and Gas Properties
We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. Under the full-cost method, capitalized costs are amortized on a composite unit-of-production method based on estimated gas and oil reserves.  To date we do not have third party engineering reports to substantiate our estimates of reserves from our two producing wells; Lutters 1 & 2 at Poston in Kansas.  Depreciation, depletion and amortization expense are also based on the amount of estimated reserves.  In the event of the sale of any of our properties the proceeds will be accounted for as reductions to capitalized costs.

 The costs of unproved properties are excluded from amortization until the properties are evaluated. Unevaluated properties are assessed individually when drilling and flow testing results indicate whether we have an economic resource or not. All capitalized costs associated with properties that have been determined to be a “dry-hole” are impaired when that determination is made.

We review the carrying value of our gas and oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the estimated reserves, less any related income tax effects. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period.

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
During the nine months ended September 30, 2010, the Company made eight investments in the amount of $981,689.  During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the period ended September 30, 2010 and December 31, 2009, impairment expense related to these “dry holes” was $116,900 and $765,229, respectively.  During the period ended September 30, 2010, an additional $642,260 of impairment expense was taken in relation to a property that was sold at a loss subsequent to September 30, 2010.  The property was impaired down to its subsequent sales price in order to realize the loss in valuation during this period.  Total impairment expense for the nine months ended September 30, 2010 was $759,160.  As of September 30, 2010 and December 31, 2009, the Company has  investments, valued at cost, of $930,964 and $708,434, respectively.  Management evaluates all investments for impairment at the end of each period.  A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.    During the nine months ended September 30, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property.

S&W Oil & Gas, LLC – Rooney Prospect
On June 19, 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs, $216,697 for the 3D seismic shoot costs, and $392,231 for completion of the oil well and the purchase of necessary equipment in exchange for a 50% working interest in the 81.5 net revenue interest of the project.  As of September 30, 2010, total costs associated with this property were $722,260.  Subsequent to September 30, 2010, this property was sold for $80,000.  During the nine months ended September 30, 2010, an impairment charge of $642,260 was taken on this property to bring the total capitalized costs in-line with its market value.

Oklahoma
During the nine months ended September 30, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases.  The Company paid Bay Petroleum $647,850 in exchange for 25% to 50% working interest in the net revenue of the project.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,307	$-	$-	$3,307
Accounts & other receivables	-	12,941	-	12,941
Prepaid expenses	-	2,200	-	2,200
Accounts payable	-	257,424	-	257,424
Notes payable	-	39,304	-	39,304
Loan Guarantee	-	94,860	-	94,860
Total	$3,307	406,729	$-	$410,036

6.	Debt and Debt Guarantee

Notes Payable
As of September 30, 2010 and December 31, 2009, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of September 30, 2010.  During nine months ended September 30, 2010 and the year ended December 31, 2009, the Company accrued interest expense of $3,327 and $3,855, respectively.  As of September 30, 2010 and December 31, 2009, the balance of the note payable, including accrued interest, is $39,304 and $35,977, respectively.

During the year ended December 31, 2009, the Company received $218,000 from the issuance of a convertible note payable.  The note paid 6% interest, was due on April 14, 2011, and was convertible at $0.25 per share.  The note accrued interest of $1,863 before the principle and accrued interest balance of $219,864 was converted into 879,454 shares of common stock during the year ended December 31, 2009.  As of September 30, 2010, nothing is due relating to this note payable.

Convertible Debentures

In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by the assets of the Company.  $500,000 of the debenture was due on August 13, 2010 and the other $500,000 was due on September 15, 2010.  Subsequent to September 30, 2010, the Company amended the promissory note to extend the repayment date of the first to August 13, 2011 and the second to September 15, 2011.  The debenture calls for monthly interest payments to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  In relation to the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share. The warrants have a term of two years.  Interest payments continue to be made. Subsequent to September 30, 2010, the Company and Holder agreed to reduce the initial conversion price from $0.35 per share to $0.25 per share.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the life of the debenture using the interest method.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, $384,021 and $197,605, respectively, was amortized into interest expense in relation to these discounts.  In March 2010, $350,000 of the debenture balance was converted to 1,000,000 shares of stock.  As of September 30, 2010 and December 31, 2009, the balance due on the convertible debentures, net of the discount of $0 and $384,021, was $633,306 and $599,285, respectively.

During the nine months ended September 30, 2010, the company received $1,334,783 from an investor to issue a convertible debenture, bearing interest at a rate of 24% per annum.  The note is due May 17, 2011.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the conversion price of $0.90.  As of September 30, 2010, the balance due on the convertible debenture was $1,414,282, including accrued interest of $79,499.   Subsequent to September 30, 2010, the Company amended the agreement to reduce the conversion price applicable to the conversion from $0.90 per share to $0.25 per share.

Loan Guarantee
In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary.  The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses.  Upon receipt of the demand, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action.

Interest expense
Interest expense related to all of the above items for the nine months ended September 30, 2010 and 2009 was $634,076 and $84,784, respectively.

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

There has been no stock activity in the remainder of the nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, there are 27,060,561 and 23,748,561 shares of common stock outstanding, respectively, and 542,857 and 1,830,825 shares of common stock owed but not issued, respectively.

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

As of September 30, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the year ending December 31, 2011.

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

As of September 30, 2010, the Company has net operating loss carry-forwards of approximately $7,350,000 (December 31, 2009 - $4,510,829) which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. On November 13, 2010, the Company entered into a second amendment to the Convertible Debenture with Maxum whereby the parties agreed to reduce the conversion price applicable so such conversion from $0.90 per share to $0.25 per share.  On November 13, 2010, The Company entered in to an amendment to Promissory notes to amend the notes to extend the repayment date of the first note to August 13, 2011 and the repayment date of the second note to September 15, 2011.  The Company and Holder agreed to reduce the initial conversion price from $0.35 per share to $0.25 per share.

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California, Kansas and Oklahoma.  As of September 30, 2010, we had no producing wells in California, two producing wells in Kansas and one producing well in Oklahoma, and rights for the exploration and production of oil and gas on more than an aggregate of approximately 11,613 acres in those states.  Subsequent to our quarterly period ended September 30, 2010, we had a second well ready to begin production in Oklahoma.  Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

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

On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536, which we have paid.  On June 16, 2009, the #1 Lutters Well  was completed at a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  The oil was excellent quality 35 degree light oil and tests resulted in 65% oil cut with 10% gas and mud with no water.  Oil production on the #1 Lutters Well began on June 18, 2009.  Current production for the #1 Lutters Well is 20 barrels per day.  The next well planned for the Poston Project was designated as the #2 Lutters Well, which was drilled to a total depth of 4,320 feet where we encountered good oil shows during drilling and in initial drill stem tests from a target zone.  After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, management believes the project itself remains viable as there are additional offset opportunities for this project.  On July 1, 2010 we announced completion of the #3 Lutters Well, at a depth of 4,328 feet, as a direct-offset to the #1 Lutters Well.  On July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is 20 barrels per day. Collectively, 40 barrels per day is going into the tanks for sale. Production is being reviewed and may increase in the future as production stabilizes. 2 offset locations are available and we plan to drill additional wells in 2011.

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

On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Project located in southwestern Ford County, Kansas.  The Rooney Project is located in southwestern Ford County, Kansas, which is 20 miles due south of Dodge City.  The project consists of eight sections totaling 7,040 acres.  The Rooney Project is directly adjacent to the north edge of existing Morrow Sand oil and gas production.  An analog well designated as 3-30-25W in the Morrow pool has cumulatively produced 344,448 barrels of oil and 933,622 MCF gas.  There are multiple wells within two miles of our acreage that have produced in the 35,000 to 40,000 barrel range from discrete sand channels.  It is these sand channels that we attempted to identify through the completion of a 3D seismic shoot across the entire acreage.  Based on the 3D seismic shoot, we developed a minimum of five target locations for new wells.  Under the terms of the agreement with S&W, we paid S&W a total of $113,333.12 for land acquisition and leasing costs.  We also agreed to pay up to $216,666.64 for the 3D seismic shoot costs that include processing and interpretation, as well as 50% of all further going-forward costs such as completion and related infrastructure costs.  S&W has assigned a 50% of the working interest and 81.5% net revenue interest in the prospect to us.

On November 12, 2009, drilling at the #24-1 Double H Oil Well site in the Rooney Project commenced, and on December 9, 2009, we announced that a 12-foot pay zone was encountered that produced excellent quality 44 degree oil in the tubing up to the surface from 5,400 feet of depth with fluid test results returning 99% oil cut.  On January 4, 2010, the #24-1 Double H well at the Rooney Prospect commenced oil production, and we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.  The #24-1 Double H Oil Well required a re-completion due to casing separation that allowed the Dakota Formation producing fresh water to enter the well bore. Following a re-cementing of the casing, the limestone reservoir was treated to attempt to dehydrate the clays that were causing clogging of the perforations.  The reservoir at this location only may have been adversely impacted by the fresh water. In May 2010, the #2 Double H well in Kansas reached a total depth of 5,460 feet.  The #2 Double H is a direct offset to the #24-1 Double H discovery well.  The #2 Double H Well encountered oil shows in several formations down-hole including the targeted Morrow sand and Mississippian. Our engineering team is now assessing the results and will report on their findings and recommendations for the next step in the development program.

In February 2010, we drilled the Shelor 23-2 Well at the Rooney Project, which was drilled to a depth of 5,400 feet.  The well encountered a fault that cut off the reservoir at this easterly location and, although geological information was gained, did not result in any reservoir being identified.  The Shelor 23-2 Well was plugged and abandoned.

Having completed the #24-1 Double H Oil Well and drilled the #2 Double H Well and the Shelor 23-2 Well, we plan to further evaluate the Rooney Prospect as to its future potential for commercial oil for the fiscal year 2010. At this time, we have no plans for future development at Rooney and are considering sale options for our interests in the leases.

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

On September 8, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on the Wurster Gas Project, a prospect located in Sacramento County, California, 20 miles south of the city of Sacramento.  The Wurster Prospect target lies due east of the Victory Gas Project in which we also have a 25% working interest.  This project targets Winters sandstones which have, in the Sacramento Valley, accounted for over 400 BCF of gas production to-date along the Upper Cretaceous Winters “Eastside Stratigraphic Trend.”  Pursuant to the Participation Agreement, we have paid Archer $25,000 for costs in connection with the acquisition and operation of the prospect up to the drilling of an initial test well in exchange for a 25% working interest in the prospect.  Further, we are responsible for and have paid $125,000 for dry hole costs.  We are also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  On October 8, 2009, we began drilling operations at the Wurster Gas Prospect – Archer-Tsakopoulos #2 well, which was planned as a 7,800 foot test for gas indicated by 3D seismic tests.  We increased our working interest in the Archer-Tsakopoulos #2 well up to 36% by purchasing an additional 11% through the payment of a pro-rata share for the seismic reprocessing and drilling costs in the amount of $66,000.  On November 4, 2009, drilling at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.

On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the 21 barrels per day level, with water in the 400 barrel range or approximately 20% oil cut.  Dewatering is expected to increase the cut and barrels per day.  A water disposal well has been permitted and we are disposing water to the well.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  The No. 2 and 3 wells are currently not producing commercial quantities of hydrocarbons.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On September 27, 2010, the well reached a depth of 3,455 feet and completion of the well began.  The NOJ26 well is being completed and has been fracture stimulated in the lower 40 foot shale zone. The upper 40 foot Mississippian zone is oil pay behind pipe and will be eventually completed and co-mingled with the shale production. Site facilities include a pumpjack, tanks and separator. We are connected to a gas line for future gas production at yet rates unknown.  We believe the Prospect will involve the drilling of at least one well per month with continued drilling through 2011, which represents an investment of approximately $1.4 million.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of, and for the nine months ended September 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of nine month periods ended September 30, 2010 and September 30, 2009

For the nine month periods ended September 30, 2010 and September 30, 2009, we incurred a comprehensive loss of $2,074,123 and $1,199,774, respectively.  The increase was largely attributed to an increase in interest expense from $84,784 for the nine month period ended September 30, 2009 to $634,076 for the nine month period ended September 30, 2010.

General and administration expenses for the nine month period ended September 30, 2010 amounted to $306,319 compared to $282,225 in the same period of 2009.  Executive compensation for the nine month period ended September 30, 2010 was $364,000 compared to $135,749, in the same period of 2009.

We had no foreign currency gain or loss during the nine month period ended September 30, 2010 compared to a gain of $20,221 in the same period of 2009.

Comparison of three month periods ended September 30, 2010 and September 30, 2009

For the three month periods ended September 30, 2010 and September 30, 2009, we incurred a comprehensive loss of $1,004,774 and $705,599, respectively.  The increase was largely attributed to an increase in interest expense from $80,949 for the three month period ended September 30, 2009 to $179,218 for the three month period ended September 30, 2010.

General and administration expenses for the three month period ended September 30, 2010 amounted to $106,141 compared to $81,314 in the same period of 2009.  Executive compensation for the three month period ended September 30, 2010 was $79,000 compared to $63,000, in the same period of 2009.

We had no foreign currency gain or loss during the three month period ended September 30, 2010 compared to a foreign currency gain of $16,497 during the same period of 2009.

Period from inception, January 24, 1996 to September 30, 2010

We have an accumulated deficit during the development stage of $7,350,181.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $3,307 and working capital deficiency of $2,428,367.  During the nine month period ended September 30, 2010, we funded our operations from revenue received and proceeds of private sales of equity and convertible notes and the exercise of warrants.  Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling 11 wells in Kansas and Oklahoma in 2010 which will cost approximately $2,100,000 and which will include several horizontal wells in Oklahoma and 4 vertical wells, as well as 2 wells in Kansas.  Additionally, we have other obligations to drill other properties and we expect to acquire rights in additional projects.  Accordingly, we expect to continue to primarily use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the nine month period ended September 30, 2010, we used net cash of $592,484 in operations.  Net cash used in operating activities increased from $388,247 in the nine month period ended September 30, 2009.

We raised $1,539,459 during the nine month period ended September 30, 2010 from the issuance of common stock, and convertible notes and the exercise of warrants.

On May 17, 2010, the Company issued a Convertible Debenture to Maxum Overseas Fund, a foreign institutional investor (“Maxum”) in the principal amount of $1,500,000.  The Debenture provides that Maxum, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Debenture into shares of common stock of the Company.  The Company may also convert any remaining outstanding principal balance and accrued interest into common stock of the Company if the 5-day trailing volume weighted average price of the Company’s common stock is at least $1.50 per share.  On November 13, 2010, the Company entered into a Second Amendment to Convertible Debenture (the “Debenture Amendment”) with Maxum whereby the parties agreed to reduce the conversion price applicable to such conversions from $0.90 per share to $0.25 per share (subject to adjustment as provided in the Debenture).

On August 13, 2009 and September 15, 2009, the Company issued certain Secured Convertible Promissory Notes to an accredited investor (the “Holder”) (the “First Note” and the “Second Note”, and together, the “Notes”) each in the principal amount of $500,000.  The Notes provide that the Holder at any time, or the Company on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Notes into shares of common stock of the Company based on a per share conversion price of the lower of (i) $0.35 (the “Initial Conversion Price”), or (ii) a twenty five percent (25%) discount to the average closing trading price of a share of the Company’s common stock during the five (5) trading days prior to the conversion date.  On November 13, 2010, the Company entered into an Amendment to Promissory Notes (the “Notes Amendment”) to amend the Notes to extend the repayment date of the First Note to August 13, 2011 and the repayment date of the Second Note to September 15, 2011.  Pursuant to the terms of the Notes Amendment, the Company and the Holder agreed to reduce the Initial Conversion Price from $0.35 per share to $0.25 per share (subject to adjustment as provided in the Notes).

The Debenture Amendment and the Notes Amendment are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of November 13, 2010, the balance due on the Debenture issued May 17, 2010 was $1,334,783.  Subsequent to the Debenture Amendment discussed above, the Debenture provides that Maxum, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Debenture into shares of common stock of the Company.  The Company may also convert any remaining outstanding principal balance and accrued interest into common stock of the Company if the 5-day trailing volume weighted average price of the Company’s common stock is at least $1.50 per share.  The conversion price applicable to such conversions is $0.25 per share (subject to adjustment as provided in the Debenture).

As of November 13, 2010, the aggregate principal balance of the Notes issued August 13, 2009 and September 15, 2009 was an aggregate of $633,306.  Subsequent to the Notes Amendment discussed above, the Notes provide that the Holder at any time, or the Company on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Notes into shares of common stock of the Company based on a per share conversion price of the lower of (i) $0.25, or (ii) a twenty five percent (25%) discount to the average closing trading price of a share of the Company’s common stock during the five (5) trading days prior to the conversion date.

The issuance of the Debenture and Notes was conducted by the Company and was issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1	Second Amendment to Convertible Debenture

10.2	Amendment to Promissory Notes

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)           Incorporated by reference to Form 10-SB12G dated June 19, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: November 15, 2010	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)