Form 10-K/A
period 2009-12-31
AMERICAN PETRO-HUNTER INC
filed 2011-01-28
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of American Petro-Hunter, Inc., a Nevada corporation (the “Company,” “we,” “us,” or “our”) originally filed with the SEC on March 26, 2010, to among other things, add a discussion of production activities to Item 2 - Properties, to make certain changes to our financial statements, to add a discussion of our oil and gas properties to Note 2 to the financial statements and to revise Note 4 to the financial statements - Investments in Mineral Properties.

PART I

ITEM 1 — BUSINESS

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

Reserves

           As of the end of the 2009 fiscal year, the Company has no proved reserves.

Production, Production Prices and Production Costs

           Sales of oil during the 2009 fiscal year amounted to $77,728 for 1,242 barrels at an average price of $62.58 per barrel and at an average production cost per barrel of $10.54.   Production costs are expected to increase as production increases.  Prior to the 2009 fiscal year we had not had any oil production.  We have not had any gas production.  All of our oil production has occurred in the United States.

Past and Present Development Activities

During the 2009 fiscal year we drilled seven exploratory wells in the United States, of which two were net productive and five did not contain sufficient volumes to warrant completion for commercial production.  We did not drill any development wells during the 2009 fiscal year.  As of the end of the 2009 fiscal year, no additional wells were being drilled.  We undertook no exploratory or development activity in 2008 or 2007.

Delivery Commitments

           As of the end of the 2009 fiscal year, we had no delivery commitments for fixed and determinable quantities of oil or natural gas.  On January 4, 2010, we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.

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

Code of Ethics

On July 20, 2009, our Board of Directors adopted a Code of Ethical Conduct that provides an ethical standard for all employees, officers and directors.  A copy of the Code of Ethical Conduct is filed as Exhibit 14.1 to the Annual Report on Form 10-K.

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

AMERICAN PETRO-HUNTER, INC.

Dated: January 28, 2011	/s/ Robert B. McIntosh
By: Robert B. McIntosh
Its: President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Robert B. McIntosh	President, Chief Executive Officer and Director	January 28, 2011
Robert B. McIntosh	(Principal Executive Officer)

/s/ John J. Lennon	Chief Financial Officer, Secretary and Chairman of the Board	January 28, 2011
John J. Lennon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Holladay	Director	January 28, 2011
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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
March 26, 2010

American Petro-Hunter, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31,
	2009	2008
Assets

Current assets:
Cash	$38,021	$136
Accounts receivable	5,018	-
Other receivable	13,184	-
Taxes recoverable	2,111	2,003
Total current assets	58,334	2,139

Investments in mineral properties	708,434	-

Total assets	$766,768	$2,139

Liabilities and Stockholders' (Deficit)

Liabilities:
Accounts payable and other liabilities	$184,602	$223,770
Due to related party	-	123,877
Note payable	35,977	25,000
Convertible debenture, net of discount of $384,021	599,285	-
Loan guarantee	94,860	83,293
Total liabilities	914,724	455,940

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 23,748,561 and 10,065,019 shares issued and outstanding as of December 31, 2009 and 2008, respectively	23,749	10,065
Common stock to be issued; 1,830,825 and 800,000 as of December 31, 2009 and 2008, respectively	1,831	40,000
Additional paid-in capital	5,110,636	3,124,328
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(5,276,058)	(3,620,080)
Total stockholders' (deficit)	(147,956)	(453,801)

Total liabilities and stockholders' (deficit)	$766,768	$2,139

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the		For the Period
	Year Ended		from January 24,
	December 31,		1996 (inception) to
	2009	2008	December 31, 2009
			(unaudited)

Revenue	$77,728	$-	$77,728

Cost of Good sold
Production Expenses	13,090	-	13,090

Gross profit	64,638	-	64,638

Expenses:
General and administrative	348,045	121,423	2,152,336
Executive compensation	173,749	-	573,237
Rent	915	2,400	60,213
Impairment expense	765,229	-	1,100,180
Total expenses	1,287,938	123,823	3,885,966

Net loss before other income (expense)	(1,223,300)	(123,823)	(3,821,328)

Other income and (expense):
Interest expense	(265,440)	-	(265,440)
Loan placement fee	(238,227)	-	(238,227)

Loss from loan guarantee	-	-	(84,858)
Loss from settlement of debt	(14,971)	-	(14,971)

Income from debt forgiveness	85,960	-	85,960
Total other income (expenses)	(432,678)	-	(517,536)

Net loss from continuing operations	(1,655,978)	(123,823)	(4,338,864)

Net loss from discontinued operations	-	-	(937,194)

Net loss	(1,655,978)	(123,823)	(5,276,058)

Other comprehensive gain (loss) Foreign currency translation gain	-	81,146	(8,114)

Comprehensive loss	$(1,655,978)	$(42,677)	$(5,284,172)

Weighted average number of common shares outstanding - basic and fully diluted	20,348,579	9,327,295

Net (loss) per share - basic and fully diluted	$(0.08)	$(0.005)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			For the Period
	For the	For the	from January 24,
	Year ended	Year ended	1996 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
			(unaudited)
Cash flows from operating activities
Net (loss)	$(1,655,978)	$(123,823)	$(5,276,058)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued interest on note payable	12,841	2,959	16,400
(Gain) loss from loan guarantee	11,567	(19,931)	94,860
Warrants issued for services	238,227	-	366,227
Shares issued for services	-	-	992,558
Amortization of discount	197,605	-	197,605
Impairment expense	765,229	-	772,729
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,018)	-	(5,018)
(Increase) decrease in other receivable	(13,184)	-	(13,184)
(Increase) decrease in taxes recoverable	(108)	481	(2,111)
Increase (decrease) in accounts payable and other liabilities	125,914	(1,880)	1,962,962
Increase (decrease) in due to related parties	(123,877)	(15,023)	(107,170)
Net cash (used) by operating activities	(446,782)	(157,217)	(1,000,200)

Cash flows from investing activities
Acquisition of investments in mineral properties	(1,473,663)	-	(1,473,663)
Net cash provided by investing activities	(1,473,663)	-	(1,473,663)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	111,500	70,000	648,168
Proceeds from warrant exercise	645,524	-	645,524
Proceeds from note payable	218,000	-	243,000
Proceeds from convertible debenture	1,000,000	-	1,000,000
Payments for convertible debenture	(16,694)	-	(16,694)
Net cash provided by financing activities	1,958,330	70,000	2,519,998

Foreign currency translation effect on cash	-	81,146	(8,114)

Net increase (decrease) in cash	37,885	(6,071)	38,021
Cash - beginning	136	6,207	-
Cash - ending	$38,021	$136	$38,021

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$238,227		$366,227
Shares issued for services	$-		$992,558
Note payable converted to common stock	$219,864		$219,864
Accounts payable converted to common stock	$165,082		$165,082

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)

						Deficit
						accumulated		Total
	Common Stock		Additional	Deferred	Common	during the	Accumulated	Stockholder's
			Paid-in	Comp	Stock to	development	Comp.	Equity
	Shares	Amount	Capital		be issued	stage	gain(loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$-	$307,330
Net income	-	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996*	10,497,300	10,497	296,833	-	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	-	47,037
Net loss	-	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997*	10,684,716	10,684	343,683	-	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998*	11,334,648	11,334	2,331,639	-	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	-	85,500
Net loss	-	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999*	7,034,648	7,034	1,077,439	-	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	-	1,083,791
Finders’' fees	-	-	48,000	-	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	-	80,000
Net loss	-	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000*	11,470,218	7,034	2,289,230	-	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	-	556,360
Net loss	-	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001*	5,400,639	5,401	2,847,223	-	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	-	22,000
Net loss	-	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002*	5,620,639	5,621	2,869,003	-	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	-	25,800
Other comprehensive loss	-	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003*	6,050,639	6,051	2,894,373	-	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	(3,226)	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004*	6,525,639	6,526	2,950,898	(3,226)	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	3,226	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005*	8,265,019	8,265	3,036,128	-	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006*	8,265,019	8,265	3,036,128	-	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007*	8,265,019	8,265	3,036,128	-	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	-	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	-	30,000
Share subscription received in 2008	-	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	-	40,000	(3,620,080)	(8,114)	(453,801)

Shares owed at December 31, 2008 issued	800,000	800	39,200	-	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-	-		-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	-	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	-	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	-	581,626
Net loss	-	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$-	$1,831	$(5,276,058)	$(8,114)	$(147,956)

*     All information presentedfor periods prior to January 1, 2008 is unaudited.

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

Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas exploration and production activities.  All costs for development wells, related plant and equipment, proved mineral interests in oil and gas properties are capitalized.  Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves.  Cost of wells that are assigned proved reserves remain capitalized. All other exploratory wells and costs are expensed.

Depreciation, depletion and amortization of all capitalized costs of proved oil and gas producing properties are expensed using the straight-line method over the life of each well.   Period valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. The costs of unproved properties are excluded from amortization until the properties are evaluated.

Unproved properties are assessed periodically individually when drilling and flow testing results indicate whether there is an economic resource or not. All capitalized costs associated with properties that have been determined to be a “dry-hole” are impaired when that determination is made.  Proved properties are assessed periodically for impairment on an individual basis.  Events that can trigger the test for possible impairment include significant decreases in the market value of a property, significant change in the extent or manner of use or change in property and the expectation that a property will be sold or otherwise disposed of significantly sooner than the previously estimated useful life.  The assessment is done by comparing each property’s carrying value to their associated estimated undiscounted future net cash flows.  Impaired properties are written down to their estimated fair values.  The resulting impairment would be expensed to operations as impairment expense in the period in which it was determined that the impairment was indicated and calculated.

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

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) .  ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “ Accounting for Uncertainty in Income Taxes ”).  ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized.  The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption.  Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “ Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ”).  ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles .  The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

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

During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the period ended December 31, 2009, impairment expense related to these “dry holes” was $765,229.  At December 31, 2009, the Company has investments, valued at costs of $708,434; $109,124 in proved wells and $599,310 in unproved wells.  Capitalized costs of proved properties are amortized and expensed using the straight-line method over the life of each well.   Unproved properties are excluded from amortization.  Amortization expense was not taken in the year ended December 31, 2009 because it was immaterial to the overall financials.  A summary of investments follows:

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

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.10(2)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.11(3)	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.12(3)	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.13(5)	Management and Governance Consultant Agreement with Robert McIntosh

10.14(6)	Participation Agreement with Archer Exploration, Inc.

10.15(7)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.16(8)	Participation Agreement with Archer Exploration, Inc. dated June 4, 2009.

10.17(9)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.18(10)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.19(11)	Note Purchase Agreement dated August 13, 2009.

10.20(12)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.21(13)	Participation Agreement with Archer Exploration, Inc. dated September 8, 2009.

10.22(14)	Secured Convertible Promissory Note dated September 15, 2009

14.1(15)	Code of Ethical Conduct

16(4)	Letter from Berkovits & Company, LLP

21(15)	List of Subsidiaries

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2007.

(3)	Incorporated by reference to Form 10-K for the year ended December 31, 2008.

(4)	Incorporated by reference to Form 8-K dated March 23, 2009.

(5)	Incorporated by reference to Form 8-K dated March 27, 2009.

(6)	Incorporated by reference to Form 8-K dated April 10, 2009.

(7)	Incorporated by reference to Form 8-K dated May 6, 2009.

(8)	Incorporated by reference to Form 8-K dated June 5, 2009.

(9)	Incorporated by reference to Form 8-K dated June 11, 2009.

(10)	Incorporated by reference to Form 8-K dated June 23, 2009.

(11)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.

(12)	Incorporated by reference to Form 8-K dated August 27, 2009.

(13)	Incorporated by reference to Form 8-K dated September 14, 2009.

(14)	Incorporated by reference to Form 8-K dated September 24, 2009.

(15)	Incorporated by reference to Form 10-K for the year ended December 31, 2009.