Form 10-Q/A
period 2010-09-30
AMERICAN PETRO-HUNTER INC
filed 2011-01-28
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of American Petro-Hunter, Inc., a Nevada corporation (the “Company,” “we,” “us,” or “our”) originally filed with the SEC on November 15, 2010, to among other things, to revise the discussion of our oil and gas properties in Note 2 to the financial statements and to revise Note 4 to the financial statements - Investments in Mineral Properties.

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
During the nine months ended September 30, 2010, the Company made eight investments in the amount of $981,689.  During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the period ended September 30, 2010 and December 31, 2009, impairment expense related to these “dry holes” was $116,900 and $765,229, respectively.  During the period ended September 30, 2010, an additional $642,260 of impairment expense was taken in relation to a property that was sold at a loss subsequent to September 30, 2010.  The property was impaired down to its subsequent sales price in order to realize the loss in valuation during this period.  Total impairment expense for the nine months ended September 30, 2010 was $759,160.  As of September 30, 2010, the Company has investments, valued at cost, of $930,964; $96,947 in proved wells and $834,017 in unproved wells.  At December 31, 2009, the Company has investments, valued at costs of $708,434; $109,124 in proved wells and $599,310 in unproved wells.  Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well.   Unproved properties are excluded from amortization.  Amortization expense was not taken in the year ended December 31, 2009 and the nine months ended September 30, 2010 because it was immaterial to the overall financials.  A summary of investments follows:

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

AMERICAN PETRO-HUNTER INC.

Date: January 28, 2011	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: January 28, 2011	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)