Form 10-K
period 2010-12-31
AMERICAN PETRO-HUNTER INC
filed 2011-03-31
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22723

AMERICAN PETRO-HUNTER INC.
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $10,188,013 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board).  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of February 2, 2011, there were outstanding 27,060,561 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

Page

PART I
ITEM 1 — BUSINESS	3
ITEM 1A — RISK FACTORS	5
ITEM 1B — UNRESOLVED STAFF COMMENTS	11
ITEM 2 — PROPERTIES	11
ITEM 3 — LEGAL PROCEEDINGS	12
ITEM 4 — RESERVED	12
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6 — SELECTED FINANCIAL DATA	13
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9A — CONTROLS AND PROCEDURES	16
ITEM 9B — OTHER INFORMATION	16
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	17
ITEM 11 — EXECUTIVE COMPENSATION	18
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES	21
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21
SIGNATURES	23
INDEX TO FINANCIAL STATEMENTS	F-1
INDEX TO EXHIBITS
EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I

ITEM 1— BUSINESS

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California, Kansas and Oklahoma.  As of December 31, 2010, we had no producing wells in California, two producing wells in Kansas and two producing wells in Oklahoma, and rights for the exploration and production of oil and gas on more than an aggregate of approximately 11,613 acres in those states.  Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc.  In August 2001, we changed our name to American Petro-Hunter Inc and began focusing our business on the exploration and eventual exploitation of oil and gas.

Producing Wells

Poston Oil Project - On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas, for a purchase price of $64,536 which we have paid.  On June 16, 2009, the #1 Lutters Well  was completed at a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  The oil was excellent quality 35 degree light oil and tests resulted in 65% oil cut with 10% gas and mud with no water.  Oil production on the #1 Lutters Well began on June 18, 2009.  Current production for the #1 Lutters Well is 20 barrels per day.  The next well planned for the Poston Project was designated as the #2 Lutters Well, which was drilled to a total depth of 4,320 feet where we encountered good oil shows during drilling and in initial drill stem tests from a target zone.  After further drilling, we encountered good oil shows but we did not complete drilling of the well for commercial production because of the oil’s permeability and porosity.  However, management believes the project itself remains viable as there are additional offset opportunities for this project.  On July 1, 2010 we announced completion of the #3 Lutters Well, at a depth of 4,328 feet, as a direct-offset to the #1 Lutters Well.  On July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is 20 barrels per day. Collectively, 40 barrels per day is going into the tanks for sale. Production is being reviewed and may increase in the future as production stabilizes. 2 offset locations are available and we plan to drill additional wells in 2011. A #4 Lutters Well is being considered for summer 2011.

North Oklahoma Oil Project - On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the 17 barrels per day level, with water in the 120 barrel range or approximately 8% oil cut.  Dewatering is expected to increase the cut and barrels per day.  A water disposal well has been permitted and we are disposing water to the well.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  The No. 2 well is currently not producing commercial quantities of hydrocarbons.  The No. 3 well on down hole analysis revealed perforated casing in more formations than reported and was immediately turned into a disposal well.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On July 14, 2010, we announced that the NOJ26 Well had begun production.  The current daily rate of the NOJ26 Well is approximately 15 barrels per day and as the water level has dropped from 400 to 125 barrels per day, we anticipate a stable rate of 40 to 50 barrels per day.  On January 4, 2011, we announced plans to drill the NOS227 Well as a direct offset to the NOJ26 Well.  On March 15, 2011, we announced that the well had reached a total depth of 3,820 feet and has been categorized as commercially viable.  We are currently in the process of completing the well for commercial production.  Our plans are to drill a horizontal well in May at an estimated cost of $1.8 million and will engineer the remaining 2011 development plan based on the results of this well.

Exploration

Colby Prospect - On August 25, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas.  The 500 acre block has a well defined 3D seismic anomaly that includes seven potential zones to be tested.  We agreed to pay S&W cash in an amount to be determined for dry-hole cased drilling costs as well as 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us.  On October 20, 2009, we began drilling operations at the #1 Keck Well, and on November 4, 2009, drilling operations at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.  Management believes that Colby remains a viable prospect, and further work and analysis will be required in order to fully develop the Colby lease.

Archer Gas Prospect - On April 6, 2009, we entered into a Participation Agreement with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the agreement, we agreed to pay to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well, which includes historic engineering and geological development of the prospect as well as costs for a seismic program required to finalize and define the initial well location, in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest will only be made upon the successful completion of the initial test well.  The seismic shoot began on August 10, 2009.  The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations.  We are planning additional seismic shoots prior to July 2011 and the combined data packages will be used to evaluate whether there is a suitable location for a test well. On September 8, 2009, we entered into a Participation Agreement with Archer to participate in the drilling for natural gas on the Wurster Gas Project, a prospect located in Sacramento County, California, 20 miles south of the city of Sacramento.  The Wurster Prospect target lies due east of the Victory Gas Project in which we also have a 25% working interest.  This project targets Winters sandstones which have, in the Sacramento Valley, accounted for over 400 BCF of gas production to-date along the Upper Cretaceous Winters “Eastside Stratigraphic Trend.”  Pursuant to the Participation Agreement, we have paid Archer $25,000 for costs in connection with the acquisition and operation of the prospect up to the drilling of an initial test well in exchange for a 25% working interest in the prospect.  Further, we are responsible for and have paid $125,000 for dry hole costs.  We are also responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  On October 8, 2009, we began drilling operations at the Wurster Gas Prospect – Archer-Tsakopoulos #2 well, which was planned as a 7,800 foot test for gas indicated by 3D seismic tests.  We increased our working interest in the Archer-Tsakopoulos #2 well up to 36% by purchasing an additional 11% through the payment of a pro-rata share for the seismic reprocessing and drilling costs in the amount of $66,000.  On November 4, 2009, drilling at this well ended.  While the well successfully encountered oil and gas in the target horizons, there were no adequate reservoirs in order to complete the well as a commercial producer.

Rooney Prospect - On June 19, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  During 2010, we drilled 3 wells in the Rooney Prospect.  On January 4, 2010, the #24-1 Double H well at the Rooney Prospect commenced oil production.  However, the #24-1 Double H Oil Well required re-completion due to casing separation that allowed fresh water to enter the well bore and which adversely impacted the reservoir.  In February 2010, we drilled the Shelor 23-2 Well at the Rooney Prospect, which encountered a fault that cut off the reservoir at this easterly location and, although geological information was gained, did not result in any reservoir being identified.  In May 2010, the #2 Double H well encountered oil shows in several formations down-hole including the targeted Morrow sand and Mississippian, however it was not deemed commercially viable to complete.  The Company deemed the prospect to have limited potential and has no plans for any future work at the Rooney Prospect.

Brinkman Prospect - On June 11, 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil and natural gas in the 1,760-acre Brinkman Prospect located in Clark County, Kansas, approximately 20 miles south of Dodge City.  The project is proximal to historic oil production primarily from Marmaton Limestone with secondary objectives in the Morrow Sand.  Of significance, over 49,000 barrels have been produced from a seismic anomaly to the northeast of the chosen drilling location as well as Langdon Sands that has produced cumulative gas production in excess of 1 BCF.  We paid S&W a total of $22,833.28 for land acquisition, leasing, and seismic costs for a 25% working interest in the prospect.  In addition, we agreed to pay $56,466.66 to cover dry-hole cased drilling costs associated with the first exploratory oil well and 25% of all further going forward costs such as completion and related infrastructure costs.  If a successful commercial well is established, we will receive an 81.5% net revenue interest in the prospect.  On July 28, 2009, drilling on the Brinkman Prospect commenced and by August 14, 2009, drilling was completed.  Several oil and gas shows in the well were tested and deemed not commercially viable and were plugged and abandoned.

Customers

Our crude oil production is sold to N.C.R.A. in MacPherson Kansas and Sunoco in Oklahoma which are the buyers which then send oil to refineries. We receive Kansas common pricing and Oklahoma spot prices for our oil.

Although we do not yet have any commercial sales of natural gas, the NOJ26 well has begun producing natural gas at commercial rates and the Company is working to connect the well to nearby infrastructure.  A successful connection to such infrastructure would enable the Company to begin selling natural gas from the NOJ26 well to Scissortail Energy.

Competition

          Competition in the oil and gas industry is intense.  Producing properties and undeveloped acreage are in high demand and we compete for such properties, and the equipment and labor required to develop and operate them, against independent oil and gas companies, drilling and production purchase programs and individual producers and operators.  Many industry competitors have exploration and development budgets substantially greater than ours, potentially reducing our ability to compete for desirable properties.  To compete effectively, we maintain a disciplined approach to selecting property acquisition and development opportunities.

Our Strategy

Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies.  We will focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects.  Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop.  Our officers and directors expect to travel to different locations throughout North America to evaluate potential acquisitions. Further, our management will participate in a variety of different conferences throughout 2011 to increase our exposure to potential opportunities.

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

Employees

As of December 31, 2010, we had no employees.  We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

ITEM 1A— RISK FACTORS

With the exception of historical facts stated herein, the mattersdiscussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of American Petro-Hunter Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

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

We have incurred net losses and other comprehensive losses of  $7,748,505 for the period from January 24, 1996 (inception) to December 31, 2010.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to expand our oil and gas exploration activities, and to take advantage of any available business opportunities.  Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, bridge loans from our officers and stockholders and proceeds from our producing wells.  The proceeds from our operations are currently insufficient to fully meet our obligations or enable us to carry out our business plan, so we will have to raise additional funds.  Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2011, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2010 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We are a non-accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our securities.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Risks Related to our Oil and Gas Exploration

Our operating revenue is dependent upon the performance of our properties.

Our operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact.  No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases.  We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover.  In the event that we are unable to produce sufficient operating revenue to fund our operations, we will be forced to seek additional, third-party funding, if such funding can be obtained.  Such options would possibly include debt financing, sale of equity interests in our Company, joint venture arrangements, or the sale of oil and gas interests.  If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations.  If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

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

Drilling for oil and gas involves inherent risks that may adversely affect our results of operations and financial condition.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our Common Stock.

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

ITEM 1B— UNRESOLVED STAFF COMMENTS

None.

ITEM 2— PROPERTIES

Facilities

Our corporate headquarters are located at 17470 North Pacesetter Way, Scottsdale, AZ 85255.

Reserves

As of the end of the 2010 fiscal year, the Company has no proved reserves.

Production, Production Prices and Production Costs

Sales of oil during the 2010 fiscal year amounted to $92,754 for 1,446 barrels at an average price of $70.03 per barrel and at an average production cost per barrel of $10.  Sales of oil during the 2009 fiscal year amounted to $77,728 for 1,242 barrels at an average price of $62.58 per barrel and at an average production cost per barrel of $10.54.   Production costs are expected to increase as production increases.  Prior to the 2009 fiscal year we had not had any oil production.  We have not had any gas production.  All of our oil production has occurred in the United States.

Past and Present Development Activities

During the 2010 fiscal year we drilled seven exploratory wells in the United States, of which three were net productive and four did not contain sufficient volumes to warrant completion for commercial production.  We did not drill any development wells during the 2010 fiscal year.  As of the end of the 2010 fiscal year, no additional wells were being drilled.  During the 2009 fiscal year we drilled six exploratory wells in the United States, of which two were net productive, one of which is not currently in commercial production, and four did not contain sufficient volumes to warrant completion for commercial production.  We did not drill any development wells during the 2009 fiscal year.  We undertook no exploratory or development activity in 2008.

Delivery Commitments

On January 4, 2010, we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Rooney lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price.  This price premium reflects the quality of the 44 degree oil being produced at Rooney.

Properties, Wells, Operations, Acreage and Current Activities

The following table sets forth our interest in wells and acreage as of December 31, 2010.

	Number of Productive Wells		Developed Acreage (3)		Undeveloped Acreage
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Oil	4	2	440	230	10,173	3,402
Gas	0	0	0	0	1,040	260

(1) A gross well or acre is a well or acre in which we own an interest.
(2) A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(3) Developed acreage is acreage assignable to productive wells.

As of December 31, 2010, our acreage subject to leases has the minimum remaining lease terms set forth in the following table.

Property	Gross Acreage	Net Acreage	Minimum Remaining Lease Terms
Trego County, KS (Poston Prospect)	750	152.8	Held by production
Clark County, KS (Brinkman Prospect)	1,760	358.6	1 year
Ford County, KS (Rooney Prospect)	7,040	2,868.8	3 months
Thomas County, KS (Colby Prospect)	500	101.9	1 year
Sacramento County, CA (Wurster Gas Project)	1,040	260	6 months
Payne County, OK (Bay Prospect)	583	151	2 years

All of our oil and gas interests and acreage are located in, and all of our drilling and other development activities have occurred in, the United States.

ITEM 3— LEGAL PROCEEDINGS

None.

ITEM 4— RESERVED

Not applicable.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol AAPH.

The following is the range of high and low bid prices for our common stock for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2010	High	Low
First Quarter (March 31, 2010)	$1.14	$.54
Second Quarter (June 30, 2010)	$.99	$.36
Third Quarter (September 30, 2010)	$.43	$.25
Fourth Quarter (December 31, 2010)	$.36	$.25

Fiscal 2009	High	Low
First Quarter (March 31, 2009)	$.40	$.02
Second Quarter (June 30, 2009)	$.59	$.25
Third Quarter (September 30, 2009)	$.55	$.35
Fourth Quarter (December 31, 2009)	$.68	$.22

The closing price for our common stock on December 31, 2010 was $0.31.

Stockholders

As of February 2, 2011, there were 27,060,561 shares of common stock issued and outstanding held by 69 stockholders of record (not including street name holders).

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

ITEM 6— SELECTED FINANCIAL DATA

Not applicable.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California, Kansas and Oklahoma.  As of December 31, 2010, we had no producing wells in California, two producing wells in Kansas and two producing wells in Oklahoma, and rights for the exploration and production of oil and gas on more than an aggregate of approximately 11,613 acres in those states.  Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

Our producing wells in Kansas arose out of a binding Letter of Intent we entered into in 2009 with S&W Oil & Gas, LLC to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield.  The field is located in Southwest Trego County and currently contains two producing wells.  The #1 Lutters Well, which was completed at a total depth of 4,400 feet, encountered both oil and gas over a 46 foot interval.  The oil was excellent quality 35 degree light oil and tests resulted in 65% oil cut with 10% gas and mud with no water.  Oil production on the #1 Lutters Well began on June 18, 2009.  Current production for the #1 Lutters Well is 20 barrels per day.  The #3 Lutters Well which was completed at a total depth of 4,328 feet, is a direct-offset to the #1 Lutters Well.  On July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is 20 barrels per day.  An offset location at the Poston Prospect is engineered and we plan to drill additional wells in 2011.

In 2009, we also entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas.  The 500 acre block has a well defined 3D seismic anomaly that includes seven potential zones to be tested.  If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us.  In 2009 we drilled an initial well at the Colby Prospect which successfully encountered oil and gas in the target horizons, but did not encounter adequate reservoirs in order to complete the well as a commercial producer.  We believe that Colby remains a viable prospect, and plan to engage in further work and analysis to fully develop the Colby lease.

We have also established three producing wells in northern Oklahoma, arising out of our 2010 operating agreement with Bay Petroleum Corp. (“Bay”).  Pursuant to operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling.  On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the 17-20 barrels per day level, with water in the 125 barrel range or approximately 8-10% oil cut.  Dewatering is expected to increase the cut and barrels per day.  A water disposal well has been permitted and we are disposing water to the well.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  The No. 2 well is currently not producing commercial quantities of hydrocarbons.  The No. 3 well was converted into a water disposal facility.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On July 14, 2010, we announced that the NOJ26 Well had begun production.  The current daily rate of the NOJ26 Well is approximately 15 barrels per day and dewatering and increasing oil cut indicate the potential to reach 40 to 50 barrels per day.   On January 4, 2011, we announced plans to drill the NOS227 Well as a direct offset to the NOJ26 Well.  On March 15, 2011, we announced that the well had reached a total depth of 3,820 feet and has been categorized as commercially viable.  We are currently in the process of completing the well for commercial production.  Our plans are to drill a horizontal well in May at an estimated cost of $1.8 million and will engineer the remaining 2011 development plan based on the results of this well.

In 2009 we also entered into two Participation Agreements with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on prospects located in Stanislaus County and Sacramento County in California.  We have engaged in seismic shoots and the drilling of test wells at these projects.  We continue to evaluate the properties and believe they have the potential to support producing wells.

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

We have initiated or are considering drilling operations on several prospects, and as such we may have some significant ongoing capital expenditures.  We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next 12 months.  Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our Company, if at all.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the year ended December 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2010 and December 31, 2009.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2010

We reported total current assets of $27,218 at December 31, 2010, consisting of cash of $3,225, accounts receivable of $15,620 and prepaid expenses of $8,8373.  Total current liabilities reported of $2,283,702 consisted of accounts payable of $251,391, note payable of $40,493, a convertible debenture (net of discount of $386,453) of $1,076,321, a convertible debenture (net of discount of $0) of $633,306, accrued interest of $187,331, and a loan guarantee of $94,860.  The Company had a working capital deficit of $2,256,484 at December 31, 2010.

Stockholders’ Deficiency increased from $147,956 at December 31, 2009 to $1,372,342 at December 31, 2010.  This increase is due primarily to increase in general expenses and an increase in interest expense. .

We are currently a development stage company focused on the oil and gas industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Cash and Cash Equivalents

As of December 31, 2010, we had cash of $3,225.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations for the Fiscal Year Ended December 31, 2010

For the fiscal year ended December 31, 2010, we incurred a net loss of $2,464,333.

General and administration expenses for the fiscal year end December 31, 2010, amounted to $375,727 compared to $348,045 in 2009.  Executive compensation for the 2010 fiscal year end is $430,000 compared to $173,749 in 2009.

Results of Operations for the Fiscal Year Ended December 31, 2009

For the fiscal year ended December 31, 2009, we incurred a net loss of $1,655,978.

Administration expenses for the 2009 fiscal year end amounted to $348,045 compared to $121,423 in 2008. Executive compensation for the 2009 fiscal year end is $173,749 compared to $0 in 2008.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $3,225, and working capital deficiency of $2,256,484.  During the year ended December 31, 2010, we funded our operations from the proceeds of private sales of equity and/or convertible notes and proceeds from our producing wells.  We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended December 31, 2010, we used net cash of $750,806 in operations.  Net cash from operating activities reflected an increase in executive compensation, amortization of discount and accrued interest of $170,000, $512,839 and $191,847, respectively.

We raised $1,617,774 during the year ended December 31, 2010 from the issuance of common stock and convertible notes.  We received $92,754 in revenue during the year ended December 31, 2010 from our producing wells.

Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling 5 wells in Oklahoma and Kansas in 2011 which will cost approximately $1,875,000.  Additionally, we have an aggregate of $2,136,573 in outstanding short term borrowings.  Approximately $633,306 of these borrowings may be converted into equity at the option of the holder and $1,462,774 of these borrowings may be converted into equity at either the option of the holder, or under certain circumstances at the option of the Company.  In the event these borrowings are not converted to equity we will need to secure additional debt or equity financing to pay such obligations as they become due.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

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

Capital Expenditures

We made capital expenditure investments in eight natural resource projects in the aggregate amount of $1,031,440 during the fiscal year ending December 31, 2010.  Several of those investments produced “dry holes” and $759,160 was treated as an impairment expense.  At December 31, 2010 the company has five investments valued at cost for a total of $884,142 net of amortization.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contractual Obligations At December 31, 2010	Total	Less than 1 Year
Convertible Promissory Note @ 18%	$633,306	$633,306
Convertible Promissory Note @ 24%	$1,462,774	$1,462,774
Total	$2,096,080	$2,096,080

The above table outlines our obligations as of December 31, 2010 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	56	Chairman of the Board; Chief Financial Officer and Secretary
Dan Holladay	51	Director
Robert McIntosh	50	Director; President and Chief Executive Officer

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

John J. Lennon.  Mr. Lennon became our President, Chairman and Chief Financial Officer in February 2009.  On June 2, 2009, Mr. Lennon resigned as President, but remained as our Chief Financial Officer.  From May 30, 2008, until July 6, 2009, Mr. Lennon served as a Director, Treasurer and VP of Finance of Brite-Strike Tactical Illumination Products, Inc.  Mr. Lennon is currently President and a Director of LED Power Group, Inc. and President and a Director of UV Flu Technologies, Inc.  Mr. Lennon has served as  President of Chamberlain Capital Partners since 2004, and served as a Director of American Durahomes from 2006 and Treasurer, VP of Finance and a Director of US Starcom from 2005 to 2007.  Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy.  Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding.  He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. From 2007 to 2009, Mr. Lennon served as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.   Mr. Lennon’s prior executive officer and director experience provides our Board with a perspective of someone with knowledge in multiple facets of public and private company operations and strategy.

Dan Holladay.  Mr. Holladay became a Director of the Company in June 2009.  Mr. Dan Holladay is oil industry management consultant based in Wichita Kansas.  He graduated in 1983 from the University of Eastern New Mexico with an Associate degree in Petroleum Management following extensive studies at the University of Kansas in geology.  After a short career in a variety of oil field work, he began a 25 year career as an Investment Adviser for firms such as AG Edwards where he advised high net worth clients.  Recently, Mr. Holladay has been working as an independent oil industry management consultant where he has been identifying, evaluating and assisting companies and individuals on a variety of Kansas based oil and gas prospects for both exploration and production projects.  On July 30, 2009, Mr. Holladay filed for personal bankruptcy in the United States Bankruptcy Court for the Sedgwick County, Kansas (Case No. 09CV4118) and was discharged under Chapter 7 on January 25, 2010.  The Board has considered Mr. Holladay’s bankruptcy filing and determined that it has no bearing on his efforts on behalf of our company.  Mr. Holladay’s background as an oil industry management consultant, and his 25 year career as an investment advisor, provides a unique perspective to our Board.

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

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of December 31, 2010, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

On July 20, 2009, our Board of Directors adopted a Code of Ethical Conduct that provides an ethical standard for all employees, officers and directors.  A copy of the Code of Ethical Conduct will be provided, without charge, to any person who so requests.  A copy of the Code of Ethical Conduct may be requested via the following address or phone number:

American Petro-Hunter Inc.
17470 North Pacesetter Way
Scottsdale AZ, 85255
(480) 305-2052

ITEM 11— EXECUTIVE COMPENSATION

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

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John J. Lennon,	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chairman of the Board, Chief Financial Officer (1)	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Robert McIntosh	2010	$180,000	$-0-	$136,000	$-0-	$-0-	$-0-	$-0-	$316,000
Director, President and Chief Executive Officer (2)	2009	$114,000	$-0-	$-0-	$-0-	$-0-	$-0-	$28,500	$142,500

(1)	Mr. Lennon became our President, Chairman and Chief Financial Officer on February 13, 2009. Mr. Lennon resigned as President on June 2, 2009.

(2)	Mr. McIntosh became our President and Chief Executive Officer on June 2, 2009.

Mr. Lennon, through his affiliate, Chamberlain Capital Partners, entered into a Management and Governance Consultant Agreement with us on February 13, 2009, for a term of one year, whereby he agreed to provide us with management and governance consulting services, including liaising with our officers and employees concerning matters relating to the management and corporate governance of our day to day operations, accounting, regulatory compliance, marketing and investor relations issues.  Our board of directors approved the agreement and transaction on February 13, 2009.  In consideration of services rendered, we agreed to pay Chamberlain Capital Partners a fee in the amount of $2,500 per month, together with applicable taxes and out-of-pocket expenses for specialized services.  This agreement was not continued into 2010.

Mr. McIntosh billed a total of $142,500 for the fiscal year ended December 31, 2009 in accordance with a business consultant agreement with Mr. McIntosh dated March 15, 2009 whereby it was agreed that Mr. McIntosh would provide us with corporate management consulting services for a monthly fee of $15,000.  The initial term of the agreement is twelve months with automatic renewals on a month-by-month basis thereafter.  Mr. McIntosh received a total of $316,000 in compensation for the fiscal year ended December 31, 2010, of this, $136,000 was stock issued for services rendered.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  There are no other compensation arrangements with directors, and the directors did not receive any compensation in the fiscal year ending December 31, 2010, except as indicated below.

Director Compensation

Name (a)	Fees earned or paid in cash (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified incentive plan compensation ($) (f)	All other compensation ($) (g)	Total ($) (h)
Dan Holladay (1)	$80,200	34,000	-0-	-0-	-0-	-0-	$114,200

(1)	Mr. Holladay became a Director in June 2009. On March 1, 2010, we entered into a new agreement increasing Mr. Holladay’s compensation to $7,000 per month. This agreement continues until June 1, 2011.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 2, 2011, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of February 2, 2011.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percentage of Common Stock Outstanding(1)

John J. Lennon 104 Swallow Hill Drive Barnstable, Massachusetts	Common	-	-

Robert B. McIntosh 17470 N Pacesetter ‘Way Scottsdale, AZ 85255	Common	200,000	.74%

Dan Holladay 5813 E 17 Wichita, KS 67208	Common	50,000	.18%

All Executive Officers and Directors as a Group (3 persons)	Common	250,000	.92%

(1)
Consists of the aggregate total of shares of common stock held by the named individual directly.  Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 27,060,561 shares of common stock outstanding as of February 2, 2011.  We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein.  For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of February 2, 2011, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On March 15, 2009 we entered into a business consultant agreement with Robert McIntosh, our President, Chief Executive Officer and director, whereby it was agreed that Mr. McIntosh will provide us with corporate management consulting services for a monthly fee of $15,000.  The term of the agreement is twelve months and is subject to termination upon 30 days prior written notice by either party.  Upon expiration of the initial twelve month term, this agreement has continued upon a month-by-month basis until further notice.

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

Director Independence

During fiscal 2010, we had one independent director on our board, Mr. Holladay.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin, LLC for the fiscal periods shown.

	December 31, 2010	December 31, 2009
Audit Fees	$23,250	$18,250
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$23,250	$18,250

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in fiscal 2010.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.2(3)	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.3(3)	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.4(4)	Management and Governance Consultant Agreement with Robert McIntosh

10.5(5)	Participation Agreement with Archer Exploration, Inc.

10.6(6)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.7(7)	Participation Agreement with Archer Exploration, Inc. dated June 4, 2009.

10.8(8)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.9(9)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.10(10)	Note Purchase Agreement dated August 13, 2009.

10.11(11)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.12(12)	Participation Agreement with Archer Exploration, Inc. dated September 8, 2009.

10.13(13)	Secured Convertible Promissory Note dated September 15, 2009

10.14(14)	Operating Agreement with Bay Petroleum Corp.

10.15(15)	Note Purchase Agreement

10.16(15)	Form of Convertible Debenture

10.17(15)	Form of Warrant

21	List of Subsidiaries

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes toExhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2007.

(3)	Incorporated by reference to Form 10-K for the year ended December 31, 2008.

(4)	Incorporated by reference to Form 8-K dated March 27, 2009.

(5)	Incorporated by reference to Form 8-K dated April 10, 2009.

(6)	Incorporated by reference to Form 8-K dated May 6, 2009.

(7)	Incorporated by reference to Form 8-K dated June 5, 2009.

(8)	Incorporated by reference to Form 8-K dated June 11, 2009.

(9)	Incorporated by reference to Form 8-K dated June 23, 2009.

(10)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.

(11)	Incorporated by reference to Form 8-K dated August 27, 2009.

(12)	Incorporated by reference to Form 8-K dated September 14, 2009.

(13)	Incorporated by reference to Form 8-K dated September 24, 2009.

(14)	Incorporated by reference to Form 8-K dated April 23, 2010.

(15)	Incorporated by reference to Form 8-K dated May 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: March 30, 2011	/s/ Robert B. McIntosh
By: Robert B. McIntosh
Its: President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Robert B. McIntosh	President, Chief Executive Officer and Director	March 30, 2011
Robert B. McIntosh	(Principal Executive Officer)

/s/ John J. Lennon	Chief Financial Officer, Secretary and Chairman of the Board	March 30, 2011
John J. Lennon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Holladay	Director	March 30, 2011
Dan Holladay

AMERICAN PETRO-HUNTER INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
(Stated in U.S. Dollars)

American Petro-Hunter Inc.
Index to Financial Statements
December 31, 2010

To the Board of Directors and Stockholders
American Petro-Hunter, Inc.
Scottsdale, Arizona

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  American Petro-Hunter, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2010 and 2009 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2011

American Petro-Hunter, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$3,225	$38,021
Accounts receivable	15,620	5,018
Other receivable	-	13,184
Taxes recoverable	-	2,111
Prepaid expenses	8,373	-
Total current assets	27,218	58,334

Investments in mineral properties, net of accumulated amortization of $16,572 and $0, respectively	884,142	708,434

Total assets	$911,360	$766,768

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$251,391	$184,602
Note payable and accrued interest	40,493	35,977
Convertible debenture, net of discount of $386,453 and $0	1,076,321	-
Convertible debenture, net of discount of $0 and $384,021	633,306	599,285
Accrued interest on convertible debenture	187,331	-
Loan guarantee	94,860	94,860
Total current liabilities	2,283,702	914,724

Stockholders' (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,060,561 and 23,748,561 shares issued and outstanding as of December 31, 2010 and 2009, respectively	27,061	23,749
Common stock to be issued; 542,857 and 1,830,825 as of December 31, 2010 and 2009, respectively	543	1,831
Additional paid-in capital	6,348,559	5,110,636
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(7,740,391)	(5,276,058)

Total stockholders' (deficit)	(1,372,342)	(147,956)

Total liabilities and stockholders' (deficit)	$911,360	$766,768

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Statements of Operations

			For the period
			from the date of
	For the	For the	inception on
	Year Ended	Year Ended	January 24, 1996
	December 31,	December 31,	to December 31,
	2010	2009	2010

Revenue	$92,754	$77,728	$170,482

Cost of Good sold:
Production and amortization	62,999	13,090	76,089

Gross profit	29,755	64,638	94,393

Expenses:
General and administrative	375,727	348,045	2,528,063
Executive compensation	430,000	173,749	1,003,237
Rent	41,137	915	101,350
Impairment expense	759,160	765,229	1,859,340
Total expenses	1,606,024	1,287,938	5,491,990

Net loss before other income (expense)	(1,576,269)	(1,223,300)	(5,397,597)

Other income and (expense):
Interest expense	(888,064)	(265,440)	(1,153,504)
Loan placement fee	-	(238,227)	(238,227)
Loss from loan guarantee	-	-	(84,858)
Loss from settlement of debt	-	(14,971)	(14,971)
Income from debt forgiveness	-	85,960	85,960
Total other income (expenses)	(888,064)	(432,678)	(1,405,600)

Net loss from continuing operations	(2,464,333)	(1,655,978)	(6,803,197)

Net loss from discontinued operations	-	-	(937,194)

Net loss	(2,464,333)	(1,655,978)	(7,740,391)

Foreign currency translation gain	-	-	(8,114)

Comprehensive loss	$(2,464,333)	$(1,655,978)	$(7,748,505)

Weighted average number of common shares outstanding - basic and fully diluted	26,736,127	20,348,579

Net (loss) per share - basic and fully diluted	$(0.09)	$(0.08)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Statement of Cash Flows

			For the period
			from the date of
		For the	inception on
	For the	Year ended	January 24, 1996
	Year ended	December 31,	to December 31,
	December 31, 2010	2009	2010
Cash flows from operating activities
Net (loss)	$(2,464,333)	$(1,655,978)	$(7,740,391)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Gain) loss from loan guarantee	-	11,567	94,860
Warrants issued for services	-	238,227	366,227
Shares issued for services and compensation	170,000	-	1,162,558
Amortization of discount	512,839	197,605	710,445
Impairment expense	759,160	765,229	1,531,889
Amortization of mineral properties	16,572	-	16,572
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,602)	(5,018)	(15,620)
(Increase) decrease in other receivable	13,184	(13,184)	-
(Increase) decrease in taxes recoverable	2,111	(108)	-
(Increase) decrease in prepaid expenses	(8,373)		(8,373)
Increase (decrease) in accounts payable and accrued liabilities	66,789	125,914	2,029,751
Increase (decrease) in accrued interest	191,847	12,841	208,246
Increase (decrease) in due to related parties	-	(123,877)	(107,170)
Net cash used by operating activities	(750,806)	(446,782)	(1,751,006)

Cash flows from investing activities
Proceeds from sale of mineral properties	80,000	-	80,000
Acquisition of mineral properties	(1,031,440)	(1,473,663)	(2,505,103)
Net cash used by investing activities	(951,440)	(1,473,663)	(2,425,103)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	155,000	111,500	803,168
Proceeds from warrant exercise	49,676	645,524	695,200
Proceeds from note payable	-	218,000	243,000
Proceeds from convertible debenture	1,462,774	1,000,000	2,462,774
Payments for convertible debenture	-	(16,694)	(16,694)
Net cash provided by financing activities	1,667,450	1,958,330	4,187,448

Foreign currency translation effect on cash	-	-	(8,114)

Net increase (decrease) in cash	(34,796)	37,885	3,225
Cash - beginning	38,021	136	-
Cash - ending	$3,225	$38,021	$3,225

Supplemental disclosures:
Interest paid	$108,000	$60,915	$168,915
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$238,227	$366,227
Shares issued for services and compensation	$170,000	$-	$1,162,558
Note payable converted to common stock	$350,000	$219,864	$569,864
Accounts payable converted to common stock	$-	$165,082	$165,082

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Statement of Stockholder's (Deficit)

				Common	Deficit
				Stock	accumulated	Accumulated	Total
	Common Stock		Additional	owed but	during the	Comprehensive	Stockholder's
	Shares	Amount	Paid-in Capital	not issued be issued	development stage	Loss gain(loss)	(deficit) (Deficit)
Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330

Net income	-	-	-	-	4,856	-	4,856

Balance at December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037

Net loss	-	-	-	-	(96,386)	-	(96,386)

Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258

Balance at December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-

Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606

Unrealized foreign exchange loss	-	-	-	-	-	(8,258)	(8,258)

Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)

Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)

Share issue costs	500,000	500	85,000	-	-	-	85,500

Net loss	-	-	-	-	(307,331)	-	(307,331)

Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791

Finders' fees	-	-	48,000	-	-	-	48,000

Share purchase warrants	-	-	80,000	-	-	-	80,000

Net loss	-	-	-	-	(547,097)	-	(547,097)

Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-

Shares issued	4,253,617	4,254	552,106	-	-	-	556,360

Net loss	-	-	-	-	(297,352)	-	(297,352)

Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000

Net loss	-	-	-	-	(29,664)	-	(29,664)

Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800

Other comprehensive loss	-	-	-	-	17,920	(17,920)	-

Net loss	-	-	-	-	(57,652)	-	(57,652)

Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	-	-	-	53,774

Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)

Net loss	-	-	-	-	(134,058)	-	(134,058)

Balance at December 31, 2004	6,525,639	6,526	2,950,898	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	-	-	-	3,226

Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969

Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)

Net loss	-	-	-	-	(70,711)	-	(70,711)

Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)

Net loss	-	-	-	-	(72,398)	-	(72,398)

Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	(49,031)	(49,031)

Share subscription received in advance	-	-	-	60,000	-	-	60,000

Net loss	-	-	-	-	(107,554)	-	(107,554)

Balance at December 31, 2007 **	8,265,019	8,265	3,036,128	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	(60,000)	-	-	-

Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	30,000

Share subscription received in 2008	-	-	-	40,000	-	-	40,000

Other comprehensive gain	-	-	-	-	-	81,146	81,146

Net loss	-	-	-	-	(123,823)	-	(123,823)

Balance at December 31, 2008	10,065,019	10,065	3,124,328	40,000	(3,620,080)	(8,114)	(453,801)

Shares issued that were owed	800,000	800	39,200	(40,000)	-	-	-

Shares issued for cash	2,250,000	2,250	42,750	-	-	-	45,000

Shares issued for accts payable conversion	8,254,088	8,254	156,828	-		-	165,082

Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	219,864

Warrants issued for services	-	-	238,227	-	-	-	238,227

Warrant exercise	1,500,000	1,500	223,500	-	-	-	225,000

Shares sold for cash, not issued at year-end	-	-	66,310	190	-	-	66,500

Warrant exercise, not issued yet at year-end	-	-	418,883	1,641	-	-	420,524

Warrants issued with debt	-	-	581,626	-	-	-	581,626

Net loss	-	-	-	-	(1,655,978)	-	(1,655,978)

Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for compensation	250,000	250	169,750	-	-	-	170,000

Shares issued that were owed	1,830,825	1,831	-	(1,831)	-	-	-

Exercise of warrants	231,175	231	34,445	-	-	-	34,676

Convertible debenture converted to stock	1,000,000	1,000	349,000	-	-	-	350,000

Shares sold for cash	-	-	154,557	443	-	-	155,000

Exercise of warrants	-	-	14,900	100	-	-	15,000

Beneficial conversion feature issued on convertible debenture	-	-	515,271	-	-	-	515,271

Net loss	-	-	-	-	(2,464,333)	-	(2,464,333)

Balance at December 31, 2010	27,060,561	$27,061	$6,348,559	$543	$(7,740,391)	$(8,114)	$(1,372,342)

** All information presented for periods prior to January 1, 2008 is unaudited.

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

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

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $7,740,391 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Income taxes
The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-5”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  See footnote 8 for further details.

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

Cash Equivalents
The Company maintains cash balances in interest and non-interest bearing accounts.  For the purpose of these financial statements, all highly liquid cash and investments with a maturity of three months or less are considered to be cash equivalents.

Net loss per share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2010 and 2009, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2010 and 2009 due to their short-term nature.  See Note 5 for further details.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC 815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

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
During the year ended December 31, 2010, the Company made eight investments totaling $1,031,440.  During the year ended December 31, 2009, the Company made nine investments in natural resource projects in the amount of $1,473,663.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the years ended December 31, 2010 and 2009, impairment expense related to these “dry holes” was $759,160 and $765,229, respectively.  As of December 31, 2010, the Company has investments, valued at cost, of $900,714; $305,964 in proved wells and $594,750 in unproved wells.  At December 31, 2009, the Company has investments, valued at costs of $708,434; $109,124 in proved wells and $599,310 in unproved wells.  Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well.   Unproved properties are excluded from amortization.  Amortization expense for the year ended December 31, 2010 was $16,572.  Amortization expense was not taken in the year ended December 31, 2009 because it was immaterial to the overall financials.  A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.    During the year ended December 31, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property.  Amortization expense was $16,572 on this prospect for the year ended December 31, 2010.

S&W Oil & Gas, LLC – Rooney Prospect
On June 19, 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs, $216,697 for the 3D seismic shoot costs, and $392,231 for completion of the oil well and the purchase of necessary equipment in exchange for a 50% working interest in the 81.5 net revenue interest of the project.  During the year ended December 31, 2010, this prospect was determined to be a “dry hole” and an impairment charge of $642,260 was taken on this property to bring the total capitalized costs in-line with its market value.  The property was sold for $80,000 October 15, 2010.

Shelor 23-3 Prospect
During the year ended December 31, 2010, the Company entered into an agreement with S&W to participate in the drilling for oil.  Pursuant to the agreement, the Company paid S&W $116,900 for a 50% working interest in the project.  During the year ended December 31, 2010, the well was determined to be a “dry hole” and the full $116,900 was written off to impairment expense.

Oklahoma prospects
During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases.  The Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of the project.  As of December 31, 2010, these prospects are unproved wells and are not being amortized.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,225	$-	$-	$3,225
Accounts & other receivables	-	15,620	-	15,620
Prepaid expenses	-	8,373	-	8,373
Accounts payable	-	251,391	-	251,391
Notes payable	-	40,493	-	40,493
Convertible debentures, net of disc.	-	1,709,627	-	1,709,627
Accrued interest	-	187,331	-	187,331
Loan Guarantee	-	94,860	-	94,860

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$38,021	$-	$-	$38,021
Accounts & other receivables	-	20,313	-	20,313
Prepaid expenses	-	-	-	-
Accounts payable	-	184,602	-	184,602
Notes payable	-	35,977	-	35,977
Convertible debentures, net of disc.	-	599,285	-	599,285
Accrued interest	-	-	-	-
Loan Guarantee	-	94,860	-	94,860

6.      Debt and Debt Guarantee

Notes Payable
As of December 31, 2010 and 2009, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of December 31, 2010 and 2009.  During years ended December 31, 2010 and 2009, the Company accrued interest expense of $4,516 and $3,855, respectively.  As of December 31, 2010 and 2009, the balance of the note payable, including accrued interest, is $40,493 and $35,977, respectively.

During the year ended December 31, 2009, the Company received $218,000 from the issuance of a convertible note payable.  The note paid 6% interest, was due on April 14, 2011, and was convertible at $0.25 per share.  The note accrued interest of $1,863 before the principle and accrued interest balance of $219,864 was converted into 879,454 shares of common stock during the year ended December 31, 2009.  As of December 31, 2010 and 2009, nothing is due relating to this note payable.

Convertible Debentures - 2009
In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principle balance to the investor, secured by the assets of the Company.  $500,000 of the debenture was due on August 13, 2010 and the other $500,000 was due on September 15, 2010.  During the year ended December 31, 2010, the Company amended the promissory note to extend the repayment date of the first to August 13, 2011 and the second to September 15, 2011.  The debenture calls for monthly interest payments to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  With the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share. The warrants have a term of two years.  Interest payments continue to be made.  During the year ended December 31, 2010, the Company and Holder agreed to reduce the initial conversion price from the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days to the lower of $0.25 per share or a 25% discount to the average closing price of the five proceeding days.  At the time of this adjustment the 25% discount to the average closing price of the five proceeding days was $0.25.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the Black-Scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and was amortized into interest expense over the life of the debenture using the interest method.  For the years ended December 31, 2010 and 2009, $384,021 and $197,605, respectively, was amortized into interest expense in relation to these discounts.

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share  to 1,000,000 shares of stock.  As of December 31, 2010 and 2009, the balance due on the convertible debentures, net of the discount of $0 and $384,021, was $633,306 and $599,285, respectively.  As of December 31, 2010 and 2009, there is $19,500 and $0 of accrued interest on this debenture.

Convertible Debentures - 2010
During the year ended December 31, 2010, the company received $1,462,774 from an investor to issue a convertible debenture, bearing interest at a rate of 24% per annum.  The note is due May 17, 2011.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time at the conversion price of $0.90, which was the market value at the time.

In November of 2010, the Company amended the agreement to reduce the conversion price applicable to the conversion from $0.90 per share to $0.25 per share.  The amendment made no other changes to the terms of the original debenture.  The Company determined and recorded a beneficial conversion feature in relation to this amendment.  The beneficial conversion feature was valued at $515,271 and recorded as additional paid in capital.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method.  For the years ended December 31, 2010 and 2009, $128,818 and $0, respectively, was amortized into interest expense in relation to these discounts.  As of December 31, 2010, the balance due on the convertible debentures, net of the discount of $386,453, was $1,076,321.  As of December 31, 2010 there is $167,831 in accrued interest recorded on this debenture.

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

Interest expense
Interest expense related to all of the above items for the years ended December 31, 2010 and 2009 was $888,064 and $265,440, respectively.

7.	Stockholders’ Equity Transactions

Common Stock
As of December 31, 2008, the Company had 10,065,019 shares of common stock issued and outstanding and 800,000 shares owed but not issued.

During the year ended December 31, 2009, the Company issued 800,000 shares of common stock that was owed but not issued as of December 31, 2008.

During the year ended December 31, 2009, the Company issued 2,250,000 units at a price of $0.02 per share for cash for a total of $45,000.

During the year ended December 31, 2009, the Company issued 8,254,088 shares at a price of $0.02 per share to convert $165,082 of accounts payable.

During year ended December 31, 2009, the Company issued 879,454 shares at a price of $0.25 per share to convert a note payable balance of $219,864.  See Note 6 for further details.

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

As of December 31, 2009, the Company had 23,748,561 shares of common stock issued and outstanding and 1,830,825 shares owed but not issued.

During the year ended December 31, 2010, the Company issued  1,830,825 shares of common stock that was owed but not issued as of December 31, 2009.

During the year ended December 31, 2010, the Company issued 250,000 shares to Directors in lieu of executive compensation.  The shares were valued at $170,000 which was market value on the day of the grant.

During the year ended December 31, 2010, the Company issued 231,175 shares of common stock in an exercise of 231,175 warrants at a price of $0.15 for total proceeds of $34,676.

During the year ended December 31, 2010, the Company issued 1,000,000 shares of common stock in exchange for $350,000 of convertible debt.  See Note 6 for further details.

During the year ended December 31, 2010, the Company received $155,000 for the purchase of 442,857 shares of common stock and 442,857 warrants with an exercise price of $0.50.  As of December 31, 2010, these shares have not been issued and are shown as common stock owed but not issued.

During the year ended December 31, 2010, the Company received $15,000 for the exercise of 100,000 warrants to purchase 100,000 shares of common stock.  As of December 31, 2010, these shares have not been issued and are shown as common stock owed but not issued.

As of December 31, 2010 there are 27,060,561  shares of common stock issued and outstanding and 542,857 shares of common stock owed but not issued.

Warrants
As of December 31, 2008, there were 2,600,000 warrants outstanding at an exercise price of $0.15.

During the year ended December 31, 2009, the Company issued 2,857,142 warrants with a convertible debenture.    These warrants have 2 year terms expiring in August and September of 2011 and an exercise price of $0.50.  See Note 6 for further details.
During the year ended December 31, 2009, the Company issued 1,672,000 warrants for services.  The warrants had two-year terms and an exercise price of $0.35.  The warrants were valued using the Black-Scholes option pricing model and valued at $238,227.  800,000 of these warrants were cancelled during the year when the service was not performed.

During year ended December 31, 2009, a total of 3,140,825 warrants were exercised into common shares of the Company at a price of $0.15 and $0.35 per share to a total of $645,524.

As of December 31, 2009, there were 331,175 and 2,857,142 warrants outstanding at an exercise price of $0.15 and $0.50, respectively.

During the year ended December 31, 2010, a total of 331,175 warrants were exercised into common shares of the Company at a price of $0.15 per share to a total of $49,676.

During the year ended December 31, 2010, the Company issued 442,857 warrants with an exercise price of $0.50 in relation to a stock sale.

As of December 31, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the year ending December 31, 2011.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2009 and 2010. The Company’s operations for the years ended December 31, 2010 and 2009 resulted in losses.  Accordingly, no provision for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2010 and 2009, the Company has total losses of approximately $7,750,000 and $5,250,000, respectively, since inception which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.   Accordingly, no provision for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Management and Governance Consultant Agreement with Sound Energy Advisors, LLC

10.2(3)	Management and Governance Consultant Agreement with Chamberlain Capital Partners

10.3(3)	Business Consultant Agreement with Bakerview Investor Relations, Inc.

10.4(4)	Management and Governance Consultant Agreement with Robert McIntosh

10.5(5)	Participation Agreement with Archer Exploration, Inc.

10.6(6)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.7(7)	Participation Agreement with Archer Exploration, Inc. dated June 4, 2009.

10.8(8)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.9(9)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.10(10)	Note Purchase Agreement dated August 13, 2009.

10.11(11)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.12(12)	Participation Agreement with Archer Exploration, Inc. dated September 8, 2009.

10.13(13)	Secured Convertible Promissory Note dated September 15, 2009

10.14(14)	Operating Agreement with Bay Petroleum Corp.

10.15(15)	Note Purchase Agreement

10.16(15)	Form of Convertible Debenture

10.17(15)	Form of Warrant

21	List of Subsidiaries

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2007.

(3)	Incorporated by reference to Form 10-K for the year ended December 31, 2008.

(4)	Incorporated by reference to Form 8-K dated March 27, 2009.

(5)	Incorporated by reference to Form 8-K dated April 10, 2009.

(6)	Incorporated by reference to Form 8-K dated May 6, 2009.

(7)	Incorporated by reference to Form 8-K dated June 5, 2009.

(8)	Incorporated by reference to Form 8-K dated June 11, 2009.

(9)	Incorporated by reference to Form 8-K dated June 23, 2009.

(10)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.

(11)	Incorporated by reference to Form 8-K dated August 27, 2009.

(12)	Incorporated by reference to Form 8-K dated September 14, 2009.

(13)	Incorporated by reference to Form 8-K dated September 24, 2009.

(14)	Incorporated by reference to Form 8-K dated April 23, 2010.

(15)	Incorporated by reference to Form 8-K dated May 20, 2010.