Form 10-Q
period 2011-03-31
AMERICAN PETRO-HUNTER INC
filed 2011-05-12
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common stock, $.001 par value	27,060,561

AMERICAN PETRO HUNTER INC.
FORM 10-Q

March 31, 2011

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	4

Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4

Condensed Statements of Operations for the three month periods ended March 31, 2011 and 2010 and for the period from January 24, 1996 (inception) to March 31, 2011 (Unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 and for the period from January 24, 1996 (inception) to March 31, 2011 (Unaudited)	7

Condensed Statements of Stockholders’ Equity (Deficit) for the three month period ended March 31, 2011 and for the period from January 24, 1996 (inception) to March 31, 2011 (Unaudited)	6

Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011.

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

PART I—FINANCIAL INFORMATION

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$1,673	$3,225
Accounts receivable	15,216	15,620
Other receivable	-	-
Prepaid expenses	-	8,373
Total current assets	16,889	27,218

Investments in mineral properties, net of accumulated amortization of $23,623 and $16,572, respectively	1,186,091	884,142

Total assets	$1,202,980	$911,360

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and other liabilities	$303,733	$251,391
Note payable and accrued interest	41,691	40,493
Convertible debenture, net of discount of $164,661 and $386,453	1,734,975	1,076,321
Convertible debenture	633,306	633,306
Accrued interest on convertible debenture	277,056	187,331
Loan guarantee	94,860	94,860
Total current liabilities	3,085,621	2,283,702

Stockholders’ (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,060,561 shares issued and outstanding as of March 31, 2011 and December 31, 2010	27,061	27,061
Common stock to be issued; 542,857 as of March 31, 2011 and December 31, 2010	543	543
Additional paid-in capital	6,398,321	6,348,559
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(8,300,452)	(7,740,391)
Total stockholders’ (deficit)	(1,882,641)	(1,372,342)

Total liabilities and stockholders’ (deficit)	$1,202,980	$911,360

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			For the period
			from the date of
			inception on
			24-Jan-96
	(Unaudited)		to March 31,
	March 31,		2011
	2011	2010	(unaudited)

Revenue	$45,669	$9,329	$216,151

Cost of Good sold:
Production and amortization	25,851	10,883	101,940

Gross profit	19,818	(1,554)	114,211

Expenses:
General and administrative	95,122	73,577	2,623,185
Executive compensation	66,000	234,000	1,069,237
Rent	7,530	8,636	108,880
Impairment expense	-	116,900	1,859,340
Total expenses	168,652	433,113	5,660,642

Net loss before other income (expense)	(148,834)	(434,667)	(5,546,431)

Other income and (expense):
Interest expense	(411,227)	(281,047)	(1,564,731)
Loan placement fee	-	-	(238,227)
Loss from loan guarantee	-	-	(84,858)
Loss from settlement of debt	-	-	(14,971)
Income from debt forgiveness	-	-	85,960
Total other income (expenses)	(411,227)	(281,047)	(1,816,827)

Net loss from continuing operations	(560,061)	(715,714)	(7,363,258)

Net loss from discontinued operations	-	-	(937,194)

Net loss	(560,061)	(715,714)	(8,300,452)

Foreign currency translation gain	-	-	(8,114)

Comprehensive loss	$(560,061)	$(715,714)	$(8,308,566)

Weighted average number of common shares outstanding - basic and fully diluted	27,060,561	25,744,801

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Stockholder’s (Deficit)

				Common	Deficit
				Stock	accumulated	Accumulated	Total
	Common Stock		Additional	owed but	during the	Comprehensive	Stockholder’s
			Paid-in	not issued	development	Loss	(deficit)
	Shares	Amount	Capital	be issued	stage	gain(loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330
Net income	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037
Net loss	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	85,500
Net loss	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791
Finders’ fees	-	-	48,000	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	80,000
Net loss	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	556,360
Net loss	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000
Net loss	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800
Other comprehensive loss	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007 **	8,265,019	8,265	3,036,128	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	30,000
Share subscription received in 2008	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	40,000	(3,620,080)	(8,114)	(453,801)

Shares issued that were owed	800,000	800	39,200	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-		-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	581,626
Net loss	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for compensation	250,000	250	169,750	-	-	-	170,000
Shares issued that were owed	1,830,825	1,831	-	(1,831)	-	-	-
Exercise of warrants	231,175	231	34,445	-	-	-	34,676
Convertible debenture converted to stock	1,000,000	1,000	349,000	-	-	-	350,000
Shares sold for cash	-	-	154,557	443	-	-	155,000
Exercise of warrants	-	-	14,900	100	-	-	15,000
Beneficial conversion feature issued on convertible debenture	-	-	515,271	-	-	-	515,271
Net loss	-	-	-	-	(2,464,333)	-	(2,464,333)
Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)

Beneficial conversion feature issued on convertible debenture	-	-	49,762	-	-	-	49,762
Net loss	-	-	-	-	(560,061)	-	(560,061)

Balance at March 31, 2011	27,060,561	$27,061	$6,398,321	$543	$(8,300,452)	$(8,114)	$(1,882,641)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows

			For the period
			from the date of
			inception on
	For the three months ended		January 24, 1996
	March 31,		to March 31,
	2011	2010	2011
Cash flows from operating activities
Net (loss)	$(560,061)	$(715,714)	$(8,300,452)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Gain) loss from loan guarantee	-	-	94,860
Warrants issued for services	-	-	366,227
Shares issued for services and compensation	-	170,000	1,162,558
Amortization of discount	271,555	240,232	982,000
Impairment expense	-	116,900	1,531,889
Amortization of mineral properties	7,051	-	23,623
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	404	1,330	(15,216)
(Increase) decrease in other receivable	-	13,184	-
(Increase) decrease in prepaid expenses	8,373	(2,379)	-
Increase (decrease) in accounts payable and accrued liabilities	52,342	133,140	2,082,093
Increase (decrease) in accrued interest	90,923	1,065	299,169
Increase (decrease) in due to related parties	-	-	(107,170)
Net cash used by operating activities	(129,413)	(42,242)	(1,880,419)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	-	80,000
Acquisition of mineral properties	(309,000)	(199,650)	(2,814,103)
Net cash used by investing activities	(309,000)	(199,650)	(2,734,103)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	-	155,000	803,168
Proceeds from warrant exercise	-	49,676	695,200
Proceeds from note payable	-	-	243,000
Proceeds from convertible debenture	436,861	-	2,899,635
Payments for convertible debenture	-	-	(16,694)
Net cash provided by financing activities	436,861	204,676	4,624,309

Foreign currency translation effect on cash	-	-	(8,114)

Net increase (decrease) in cash	(1,552)	(37,216)	1,673
Cash - beginning	3,225	38,021	-
Cash - ending	$1,673	$805	$1,673

Supplemental disclosures:
Interest paid	$48,750	$39,750	$217,665
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$-	$366,227
Shares issued for services and compensation	$-	$170,000	$1,162,558
Note payable converted to common stock	$-	$350,000	$569,864
Accounts payable converted to common stock	$-	$-	$165,082

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011

1.	Nature and Continuance of Operations
American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc.  On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, it changed its name to Travelport Systems Inc., and on August 17, 2001, it changed its name to American Petro-Hunter Inc.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $8,300,452 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values as of March 31, 2011 and December 31, 2010 due to their short-term nature.  See Note 5 for further details.

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
During the three months ended March 31, 2011, the Company made two investments totaling $309,000.  During the year ended December 31, 2010, the Company made eight investments totaling $1,031,440.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the three months ended March 31, 2011, impairment expense related to these “dry holes” was $0 and during the year ended December 31, 2010, impairment expense related to these “dry holes” was $765,229.  As of March 31, 2011, the Company has investments, valued at cost, of $1,209,714; $305,964 in proved wells and $903,750 in unproved wells.  As of December 31, 2010, the Company has investments, valued at cost, of $900,714; $305,964 in proved wells and $594,750 in unproved wells.  Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well.   Unproved properties are excluded from amortization.  Amortization expense for the three months ended March 31, 2011 and year ended December 31, 2010 was $7,051 and $16,572, respectively.  Amortization expense was not taken in the year ended December 31, 2009 because it was immaterial to the overall financials.  A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.    During the year ended December 31, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property.  Amortization expense was $5,642 and 16,572 on this prospect for the three months ended March 31, 2011 and year ended December 31, 2010, respectively.

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

Shelor 23-3 Prospect
During the year ended December 31, 2009, the Company entered into an agreement with S&W to participate in the drilling for oil.  Pursuant to the agreement, the Company paid S&W $116,900 for a 50% working interest in the project.  During the year ended December 31, 2010, the well was determined to be a “dry hole” and the full $116,900 was written off to impairment expense.

Oklahoma Prospects
During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases.  The Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of the project.  Additional properties were purchased during the three month period ending March 31, 2011 of $309,000.   As of March 31, 2011, amortization expense was $1,409.   As of December 31, 2010, these prospects are unproved wells and were not being amortized.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,673	$-	$-	$1,673
Accounts & other receivables	-	15,216	-	15,216
Accounts payable	-	303,733	-	303,733
Notes payable	-	41,691	-	41,691
Convertible debentures, net of disc.	-	2,368,281	-	2,368,281
Accrued interest	-	277,056	-	277,056
Loan Guarantee	-	94,860	-	94,860

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,225	$-	$-	$3,225
Accounts & other receivables	-	15,620	-	15,620
Prepaid expenses	-	8,373	-	8,373
Accounts payable	-	251,391	-	251,391
Notes payable	-	40,493	-	40,493
Convertible debentures, net of disc.	-	1,709,627	-	1,709,627
Accrued interest	-	187,331	-	187,331
Loan Guarantee	-	94,860	-	94,860

6.	Debt and Debt Guarantee

Notes Payable
As of March 31, 2011 and December 31, 2010, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of March 31, 2011 and December 31, 2010.  During three months ended March 31, 2011 and year ended December 31, 2010, the Company accrued interest expense of $1,198 and $4,516, respectively.  As of March 31, 2011 and December 31, 2010, the balance of the note payable, including accrued interest, is $41,691 and $40,493, respectively.

Convertible Debentures - 2009
In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principal balance to the investor, secured by the assets of the Company.  $500,000 of the debenture was due on August 13, 2010 and the other $500,000 was due on September 15, 2010.  During the year ended December 31, 2010, the Company amended the promissory note to extend the repayment date of the first to August 13, 2011 and the second to September 15, 2011.  The debenture calls for monthly interest payments to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  With the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share. The warrants have a term of two years.  Interest payments continue to be made.  During the year ended December 31, 2010, the Company and Holder agreed to reduce the initial conversion price from the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days to the lower of $0.25 per share or a 25% discount to the average closing price of the five proceeding days.  At the time of this adjustment the 25% discount to the average closing price of the five proceeding days was $0.25.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and was amortized into interest expense over the life of the debenture using the interest method.  For the three months ended March 31, 2011 and year ended December 31, 2010, $0 and $384,021, respectively, was amortized into interest expense in relation to these discounts.

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share  to 1,000,000 shares of stock.  As of March 31, 2011 and December 31, 2010, the balance due on the convertible debentures, net of the discount of $0 and $0, was $633,306 and $633,306, respectively.

Convertible Debentures - 2010
During the year ended December 31, 2010, the company received $1,462,774 from an investor to issue a convertible debenture, bearing interest at a rate of 24% per annum.  The note is due May 17, 2011.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest at any time at the conversion price of $0.90, which was the market value at the time.

In November of 2010, the Company amended the agreement to reduce the conversion price applicable to the conversion from $0.90 per share to $0.25 per share.  The amendment made no other changes to the terms of the original debenture.  The Company determined and recorded a beneficial conversion feature in relation to this amendment.  The beneficial conversion feature was valued at $515,271 and recorded as additional paid in capital.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method.  For the year ended December 31, 2010, $128,818 was amortized into interest expense in relation to these discounts.

During the three months ended March 31, 2011, the Company received additional funds of $436,861. The beneficial conversion feature was valued at $49,762 and recorded as additional paid in capital.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method. For the three months ended March 31, 2011, $271,555 was amortized into interest expense in relation to these discounts.

As of March 31, 2011, the balance due on the convertible debentures, net of the discount of $164,661, was $1,734,975.  As of December 31, 2010, the balance due on the convertible debentures, net of the discount of $386,453, was $1,076,321.

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

Interest expense
Interest expense related to all of the above items for the three months ended March 31, 2011 and year ended December 31, 2010 was $411,227 and $888,064, respectively.

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

As of March 31, 2011 and December 31, 2010 there are 27,060,561 shares of common stock issued and outstanding and 542,857 shares of common stock owed but not issued.

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

As of March 31, 2011 there are 2,857,142 warrants outstanding at an exercise price of $0.50.  At December 31, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the year ending December 31, 2011.

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California, Kansas and Oklahoma.  As of April 25, 2011, we had no producing wells in California, two producing wells in Kansas and two producing wells in Oklahoma, and rights for the exploration and production of oil and gas on an aggregate of approximately 4,900 acres in those states.  This includes rights to explore on 2,000 acres in Oklahoma, near the town of Ripley, which we recently acquired, and the recent disposition of certain rights to explore for gas in California.  Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc.  In August 2001, we changed our name to American Petro-Hunter Inc. and began focusing our business on the exploration and eventual exploitation of oil and gas.

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

Yale Prospect (formerly the “North Oklahoma Oil Project”) - On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the 17 barrels per day level, with water in the 120 barrel range or approximately 8% oil cut.  Dewatering is expected to increase the cut and barrels per day.  A water disposal well has been permitted and we are disposing water to the well.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  The No. 2 well is currently not producing commercial quantities of hydrocarbons.  The No. 3 well on down hole analysis revealed perforated casing in more formations than reported and was immediately turned into a disposal well.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On July 14, 2010, we announced that the NOJ26 Well had begun production.  The current daily rate of the NOJ26 Well is approximately 15 barrels per day and as the water level has dropped from 400 to 125 barrels per day, we anticipate a stable rate of 40 to 50 barrels per day.  On January 4, 2011, we announced plans to drill the NOS227 Well as a direct offset to the NOJ26 Well.  On March 15, 2011, we announced that the well had reached a total depth of 3,820 feet and has been categorized as commercially viable.  We are currently in the process of completing the well for commercial production.  On May 2, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had been deemed ready for commercial production with an expected production in excess of 120 barrels per day.  Commercial sales are expected to begin immediately upon completion of the equipment installation and at such point we will evaluate commercial production rates and we believe the acreage is amenable to up to 5 offset locations. We plan one additional well on the Yale Prospect during the second and third fiscal quarters, in addition to offsets of the NOS227 well.  A total of three to five wells are being conceived on the Yale Prospect.

Exploration

Ripley Prospect - On March 25, 2011, we announced that we had acquired a majority working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, nearby the Company’s Yale Prospect.  We are currently evaluating the Ripley Prospect, and believe that there may be the opportunity to drill as many as five horizontal wells at the location, the first of which is currently being planned.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  As of, and for the three months ended March 31, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of three month periods ended March 31, 2011 and March 31, 2010

For the three month periods ended March 31, 2011 and March 31, 2010, we incurred a comprehensive loss of $560,061 and $715,714, respectively.  The decrease was largely attributed to an increase in revenue from $9,329 for the three month period ended March 31, 2010 to $45,669 for the three month period ended March 31, 2011.

General and administration expenses for the three month period ended March 31, 2011 amounted to $95,122 compared to $73,577 in the same period of 2010.  Executive compensation for the three month period ended March 31, 2011 was $66,000 compared to $234,000, in the same period of 2010.

We had no foreign currency gain or loss during the three month period ended March 31, 2011 or during the same period of 2010.

Period from inception, January 24, 1996 to March 31, 2011

We have an accumulated deficit during the development stage of $8,300,452.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $1,673 and working capital deficiency of $3,068,762  During the three month period ended March 31, 2011, we funded our operations from revenue received and proceeds of private sales of equity and convertible notes and the exercise of warrants.  Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling 11 wells in Kansas and Oklahoma in 2011 which will cost approximately $2,450,000 and which will include several horizontal wells in Oklahoma and 5 vertical wells, as well as 1 well in Kansas.  Accordingly, we expect to continue to primarily use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the three month period ended March 31, 2011, we used net cash of $129,413 in operations.  Net cash used in operating activities increased from $42,242 in the three month period ended March 31, 2010.

During the three month period ended March 31, 2011, we raised $436,861 from the issuance of convertible debentures.  The convertible debentures bear interest at the rate of 24% per annum and are secured by certain assets of the Company.  The holder of the convertible debentures has the right to convert any portion of the unpaid principal and/or accrued interest at any time into our common stock at a conversion price of $0.25 per share. We did not raise any capital through equity offerings during the three month period ended March 31, 2011.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Amended and Restated Debenture

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)	Incorporated by reference to Form 8-K dated May 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: May 12, 2011	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)