Form 10-Q
period 2011-06-30
AMERICAN PETRO-HUNTER INC
filed 2011-08-12
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common stock, $.001 par value	28,303,418

AMERICAN PETRO HUNTER INC.
FORM 10-Q

June 30, 2011

INDEX

		PAGE
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010		4

Condensed Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 and for the period from January 24, 1996 (inception) to June 30, 2011 (Unaudited)		5

Condensed Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and for the period from January 24, 1996 (inception) to June 30, 2011 (Unaudited)		7

Condensed Statements of Stockholders’ Equity (Deficit) for the six month period ended June 30, 2011 and for the period from January 24, 1996 (inception) to June 30, 2011 (Unaudited)		6

Notes to Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		23

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

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash	$50,546	$3,225
Accounts receivable	22,257	15,620
Prepaid expenses	4,116	8,373
Total current assets	76,919	27,218

Investments in mineral properties, net of accumulated amortization of $53,707 and $16,572, respectively	1,651,007	884,142

Total assets	$1,727,926	$911,360

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$258,711	$251,391
Note payable and accrued interest	42,939	40,493
Convertible debenture, net of discount of $431,865 and $386,453	928,315	1,076,321
Convertible debenture	633,306	633,306
Accrued interest on convertible debenture	435,504	187,331
Loan guarantee	94,860	94,860
Total current liabilities	2,393,635	2,283,702

Convertible debenture - long term	1,334,783	-

Stockholders' (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized,28,303,418 and 27,060,561 shares issued and outstanding as of June 30, 2011 and December 31, 2010	28,304	27,061
Common stock to be issued; 0 and 542,857 shares as of June 30, 2011 and December 31, 2010	-	543
Additional paid-in capital	7,195,262	6,348,559
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(9,215,944)	(7,740,391)
Total stockholders' (deficit)	(2,000,492)	(1,372,342)

Total liabilities and stockholders' (deficit)	$1,727,926	$911,360

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					For the Period
	For the three months ended		For the six months ended		from January 24,
	June 30,		June 30,		1996 (inception) to
	2011	2010	2011	2010	June 30, 2011

Revenue	$74,533	$10,794	$120,202	$20,123	$290,684

Cost of Goods Sold
Production and amortization	61,490	488	87,341	11,371	163,430

Gross profit	13,043	10,306	32,861	8,752	127,254

General and administrative	174,390	126,601	269,512	200,178	2,797,575
Executive compensation	372,000	51,000	438,000	285,000	1,441,237
Rent	10,012	12,529	17,542	21,165	118,892
Impairment expense	-	-	-	116,900	1,859,340
Total expenses	556,402	190,130	725,054	623,243	6,217,044

Net loss before other income (expense)	(543,359)	(179,824)	(692,193)	(614,491)	(6,089,790)

Other income (expense):
Interest expense	(372,133)	(173,811)	(783,360)	(454,858)	(1,936,864)
Loan placement fee	-	-	-	-	(238,227)
Loss from loan guarantee	-	-	-	-	(84,858)
Loss from settlement of debt	-	-	-	-	(14,971)
Income from debt forgiveness	-	-	-	-	85,960
Total other income (expense)	(372,133)	(173,811)	(783,360)	(454,858)	(2,188,960)

Net loss from continuing operations	(915,492)	(353,635)	(1,475,553)	(1,069,349)	(8,278,750)

Net loss from discontinued operations	-	-	-	-	(937,194)

Net loss	(915,492)	(353,635)	(1,475,553)	(1,069,349)	(9,215,944)

Foreign currency translation gain	-	-	-	-	(8,114)

Comprehensive loss	$(915,492)	$(353,635)	$(1,475,553)	$(1,069,349)	$(9,224,058)

Weighted average common shares outstanding - basic and fully diluted	27,407,776	27,060,561	27,100,618	26,406,316

Net (loss) per share - basic and fully diluted	(0.033)	(0.013)	$(0.054)	$(0.040)

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Stockholder's (Deficit)

				Common	Deficit
				Stock	accumulated	Accumulated	Total
			Additional	owed but	during the	Comprehensive	Stockholder's
			Paid-in	not issued	development	Loss	(deficit)
	Shares	Amount	Capital	be issued	stage	gain(loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330
Net income	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037
Net loss	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	85,500
Net loss	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791
Finders' fees	-	-	48,000	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	80,000
Net loss	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	556,360
Net loss	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000
Net loss	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800
Other comprehensive loss	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007 **	8,265,019	8,265	3,036,128	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	30,000
Share subscription received in 2008	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	40,000	(3,620,080)	(8,114)	(453,801)

Shares issued that were owed	800,000	800	39,200	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-		-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	581,626
Net loss	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for compensation	250,000	250	169,750	-	-	-	170,000
Shares issued that were owed	1,830,825	1,831	-	(1,831)	-	-	-
Exercise of warrants	231,175	231	34,445	-	-	-	34,676
Convertible debenture converted to stock	1,000,000	1,000	349,000	-	-	-	350,000
Shares sold for cash	-	-	154,557	443	-	-	155,000
Exercise of warrants	-	-	14,900	100	-	-	15,000
Beneficial conversion feature issued on convertible debenture	-	-	515,271	-	-	-	515,271
Net loss	-	-	-	-	(2,464,333)	-	(2,464,333)
Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)

Beneficial conversion feature issued on convertible debenture	-	-	490,403	-	-	-	490,403
Shares issued, not previously issued	542,857	543		(543)			-
Shares issued for compensation	600,000	600	305,400				306,000
Shares issued for services	100,000	100	50,900				51,000
Net loss	-	-	-	-	(1,475,553)	-	(1,475,553)

Balance at June 30, 2011	28,303,418	$28,304	$7,195,262	$-	$(9,215,944)	$(8,114)	$(2,000,492)

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows

			For the period
			from the date of
			inception on
	For the six months ended		January 24, 1996
	June 30,		to June 30,
	2011	2010	2011
Cash flows from operating activities
Net (loss)	$(1,475,553)	$(1,069,349)	$(9,215,944)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Gain) loss from loan guarantee	-	-	94,860
Warrants issued for services	-	-	366,227
Shares issued for services and compensation	357,000	170,000	1,519,558
Amortization of discount	444,993	366,857	1,155,438
Impairment expense	-	116,900	1,531,889
Amortization of mineral properties	37,135	-	53,707
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,637)	(1,259)	(22,257)
(Increase) decrease in other receivable	-	(163,798)	-
(Increase) decrease in prepaid expenses	4,257	(4,000)	(4,116)
Increase (decrease) in accounts payable and accrued liabilities	7,320	124,883	2,037,071
Increase (decrease) in accrued interest	250,618	16,763	458,864
Increase (decrease) in due to related parties	-	-	(107,170)
Net cash used by operating activities	(380,867)	(443,003)	(2,131,873)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	-	80,000
Acquisition of mineral properties	(804,000)	(682,642)	(3,309,103)
Net cash used by investing activities	(804,000)	(682,642)	(3,229,103)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	-	155,000	803,168
Proceeds from warrant exercise	-	49,676	695,200
Proceeds from note payable	-	-	243,000
Proceeds from convertible debenture	1,232,188	895,984	3,694,962
Payments for convertible debenture	-	-	(16,694)
Net cash provided by financing activities	1,232,188	1,100,660	5,419,636

Foreign currency translation effect on cash	-	-	(8,114)

Net increase (decrease) in cash	47,321	(24,985)	50,546
Cash - beginning	3,225	38,021	-
Cash - ending	$50,546	$13,036	$50,546

Supplemental disclosures:
Interest paid	$68,250	$69,000	$237,165
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$-	$366,227
Shares issued for services and compensation	$357,000	$170,000	$1,519,558
Note payable converted to common stock	$-	$350,000	$569,864
Accounts payable converted to common stock	$-	$-	$165,082

The accompanying notes are an integral part of these financial statements

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2011

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

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $9,224,058 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2011 and December 31, 2010 due to their short-term nature.  See Note 5 for further details.

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
During the six month ended June 30, 2011, the Company made three investments totaling $804,000.  During the year ended December 31, 2010, the Company made eight investments totaling $1,031,440.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the six months ended June 30, 2011, impairment expense related to these “dry holes” was $0 and during the year ended December 31, 2010, impairment expense related to these “dry holes” was $765,229.  As of June 30, 2011, the Company has investments, valued at cost, of $1,704,714; $670,714 in proved wells and $1,034,000 in unproved wells.  As of December 31, 2010, the Company has investments, valued at cost, of $900,714; $305,964 in proved wells and $594,750 in unproved wells.  Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well.   Unproved properties are excluded from amortization.  Amortization expense for the six months ended June 30, 2011 and year ended December 31, 2010 was $37,135 and $16,572, respectively.  Amortization expense was not taken in the year ended December 31, 2009 because it was immaterial to the overall financials.  A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.    During the year ended December 31, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property.  Amortization expense was $11,221 and 16,572 on this prospect for the six months ended June 30, 2011 and year ended December 31, 2010, respectively.

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

Oklahoma prospects
During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases.  The Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of the project.  Additional properties were purchased during the six month period ending June 30, 2011 of $804,000.   As of June 30, 2011, amortization expense was $18,862.   As of December 31, 2010, these prospects are unproved wells and were not being amortized.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$50,546	$-	$-	$50,546
Accounts & other receivables	-	22,257	-	22,257
Accounts payable	-	258,711	-	258,711
Notes payable	-	42,939	-	42,939
Convertible debentures, net of disc.	-	2,896,404	-	2,896,404
Accrued interest	-	435,504	-	435,504
Loan Guarantee	-	94,860	-	94,860

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,225	$-	$-	$3,225
Accounts & other receivables	-	15,620	-	15,620
Prepaid expenses	-	8,373	-	8,373
Accounts payable	-	251,391	-	251,391
Notes payable	-	40,493	-	40,493
Convertible debentures, net of disc.	-	1,709,627	-	1,709,627
Accrued interest	-	187,331	-	187,331
Loan Guarantee	-	94,860	-	94,860

6.	Debt and Debt Guarantee

Notes Payable
As of June 30, 2011 and December 31, 2010, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of June 30, 2011 and December 31, 2010.  During six months ended June 30, 2011 and year ended December 31, 2010, the Company accrued interest expense of $2,445 and $4,516, respectively.  As of June 30, 2011 and December 31, 2010, the balance of the note payable, including accrued interest, is $42,939 and $40,493, respectively.

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

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and was amortized into interest expense over the life of the debenture using the interest method.  For the six months ended June 30, 2011 and year ended December 31, 2010, $0 and $384,021, respectively, was amortized into interest expense in relation to these discounts.

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share to 1,000,000 shares of stock.  As of June 30, 2011 and December 31, 2010, the balance due on the convertible debentures, net of the discount of $0 and $0, was $633,306 and $633,306, respectively.

Convertible Debentures - 2010
During the year ended December 31, 2010, the company received $1,462,774 from an investor to issue a convertible debenture, bearing interest at a rate of 24% per annum.  The note was due May 17, 2011.  The holder of the convertible debenture had the right to convert any portion of the unpaid principal and/or accrued interest at any time at the conversion price of $0.90, which was the market value at the time.

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

During the six months ended June 30, 2011, the Company received additional funds of $1,232,188. The beneficial conversion feature was valued at $490,403 and recorded as additional paid in capital.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method. For the six months ended June 30, 2011, $444,993 was amortized into interest expense in relation to these discounts.

Subsequent to June 30, 2011, the Company amended the agreement to extend the repayment date for all advances before September 30, 2010 to November 17, 2012; and all other advances after September 30, 2010 due one year from date of advance.

As of June 30, 2011, the balance due on the convertible debentures, net of the discount of $431,865, was $2,263,098.  As of December 31, 2010, the balance due on the convertible debentures, net of the discount of $386,453, was $1,076,321.

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

Interest expense
Interest expense related to all of the above items for the six months ended June 30, 2011 and year ended December 31, 2010 was $783,360 and $888,064, respectively.

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

During the quarter ending June 30, 2011, the Company issued 542,857 shares of common stock that were owed but not issued as of December 31, 2010.

During the quarter ended June 30, 2011, the Company issued 600,000 shares to Directors in lieu of executive compensation.  The shares were valued at $306,000 which was market value on the day of the grant.

During the quarter ended June 30, 2011, the Company issued 100,000 shares of common stock for services.  The shares were valued at $51,000, which was market value on the day of the grant.

As of June 30, 2011 and December 31, 2010 there are 28,303,418 and 27,060,561 shares of common stock issued and outstanding, respectfully and 0 and 542,857 shares of common stock owed but not issued, respectfully.

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

As of June 30, 2011 there are 2,857,142 warrants outstanding at an exercise price of $0.50.  At December 31, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the year ending December 31, 2011.

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

Subsequent to June 30, 2011, the Company amended the 2010 convertible debenture agreement to increase the credit line from $1,800,000 to $2,000,000, for a 3% royalty interest from the proceeds of the Company’s oil, gas and mineral sales.

Subsequent to June 30, 2011, the Company amended the 2010 convertible debenture agreement to extend the repayment date for all advances before September 30, 2010 to November 17, 2012; and all other advances after September 30, 2010 due one year from date of advance.  Additionally the credit line increased from $2,000,000 to $3,000,000 for an additional 3% royalty interest to a total of 6%.

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in California, Kansas and Oklahoma.  As of July 21, 2011, we had no producing wells in California, two producing wells in Kansas and four producing wells in Oklahoma, and rights for the exploration and production of oil and gas on an aggregate of approximately 6,230 acres in those states.  This includes rights to explore on 2,000 acres in Oklahoma, near the town of Ripley and our recent acquisition of a forty percent (40%) working interest in 3,000 acres in south-central Oklahoma.  Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc.  In August 2001, we changed our name to American Petro-Hunter Inc. and began focusing our business on the exploration and eventual exploitation of oil and gas.

Producing Wells

Poston Oil Project - On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas. On June 16, 2009, the #1 Lutters Well was completed at a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  Oil production on the #1 Lutters Well began on June 18, 2009.  Current production for the #1 Lutters Well is 12 barrels per day.  The next well planned for the Poston Project was designated as the #2 Lutters Well, which was drilled to a total depth of 4,320 feet  but we did not complete drilling of the well for commercial production.  On July 1, 2010 we announced completion of the #3 Lutters Well, at a depth of 4,328 feet, as a direct-offset to the #1 Lutters Well.  On July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is 13 barrels per day. Collectively, 25 barrels per day is going into the tanks for sale. Two offset locations are available and we plan to drill additional wells in 2011. A #4 Lutters Well is being considered for fall 2011.

North Oklahoma Project (Yale and Ripley Prospects) - On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”).  Pursuant to operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect up to the drilling of an initial test well in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the 16 barrels per day level, with water in the 100 barrel range or approximately 8% oil cut.  Dewatering is expected to increase the cut and barrels per day.  A water disposal well has been permitted and we are disposing water to the well.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  The No. 2 well is currently not producing commercial quantities of hydrocarbons.  The No. 3 well on down hole analysis revealed perforated casing in more formations than reported and was immediately turned into a disposal well.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On July 14, 2010, we announced that the NOJ26 Well had begun production.  The current daily rate of the NOJ26 Well is approximately 16 barrels per day and as the water level has dropped from 400 to 125 barrels per day.  On January 4, 2011, we announced plans to drill the NOS227 Well as a direct offset to the NOJ26 Well.  On March 15, 2011, we announced that the well had reached a total depth of 3,820 feet and has been categorized as commercially viable. On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production.  Inaugural loads of oil have been shipped commencing in July to the purchaser. We will be receiving revenue for the well in August. Current production at the NOS122 has gone from I.P. rates of 50-70 barrels per day to 15 barrels per day and a light fracture stimulation is planned to bring up production to previous levels.

On March 25, 2011, we announced that we had acquired a majority working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, nearby the Company’s Yale Prospect.  On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H.  On June 29, 2011, we announced that NOM1H had begun commercial production.  A stable production rate for the well has not yet been established. We have shipped inaugural oil loads for sale to the purchaser, Sunoco. On July 18, 2011, we announced drilling plans for a total of 11 horizontal wells at the North Oklahoma Project.  The drilling schedule, which includes direct offsets to the NOM1H well, involves drilling one horizontal well every 30 to 60 days, beginning in early September.

In addition, on July 5, 2011, we began selling natural gas into from the North Oklahoma Project.  Current daily rates are approximately 16 barrels of oil equivalent (BOE), based upon a 6:1 ratio of MCF gas to barrels of oil.

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

South Oklahoma Project - On July 20, 2011, we announced the acquisition of a forty percent (40%) working interest in a minimum of 3,000 acres of land in south-central Oklahoma.  The Company and engineers have identified five key areas which, if developed on 160 acre spacing, could allow future development of 18 additional locations for horizontal wells. Over the next several months, targets will be refined and prioritized with plans to spud the first well in late 2011 or early 2012.

Customers

Our crude oil production is sold to N.C.R.A. in MacPherson Kansas and Sunoco in Oklahoma which are the buyers which then send oil to refineries. We receive Kansas common pricing and Oklahoma spot prices for our oil.

We have begun commercial sales of natural gas at our Yale Prospect through our connection to nearby pipeline infrastructure.  We sell natural gas through such pipeline to Scissortail Energy at Oklahoma spot prices.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  As of, and for the three months ended June 30, 2011, there have been no material changes or updates to our critical accounting policies.

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

Comparison of six month periods ended June 30, 2011 and June 30, 2010

For the six month periods ended June 30, 2011 and June 30, 2010, we incurred a comprehensive loss of $1,475,553 and $1,069,349, respectively.  The increase was largely attributed to an increase in interest expense relating to debt from $454,858 for the six month period ended June 30, 2010 to $783,360 for the six month period ended June 30, 2011.

General and administration expenses for the six month period ended June 30, 2011 amounted to $269,512 compared to $200,178 in the same period of 2010.  Executive compensation for the six month period ended June 30, 2011 was $438,000 compared to $285,000, in the same period of 2010.

We had no foreign currency gain or loss during the six month period ended June 30, 2011 and 2010.

Comparison of three month periods ended June 30, 2011 and June 30, 2010

For the three month periods ended June 30, 2011 and June 30, 2010, we incurred a comprehensive loss of $915,492 and $353,635, respectively.  The increase was largely attributed to an increase in executive compensation relating to bonuses for producing wells from $51,000 for the three month period ended June 30, 2010 to $372,000 for the three month period ended June 30, 2011.  Additionally, there was an increase in interest expense relating to debt from $173,811 for the three month period ended June 30, 2010 to $372,133 for the three month period ended June 30, 2011.

General and administration expenses for the three month period ended June 30, 2011 amounted to $174,390 compared to $126,601 in the same period of 2010.  Executive compensation for the three month period ended June 30, 2011 was $372,000 compared to $51,000, in the same period of 2010.

We had no foreign currency gain or loss during the three month period ended June 30, 2011 and 2010.

Period from inception, January 24, 1996 to June 30, 2011

We have an accumulated deficit during the development stage of $9,215,944.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $50,546 and working capital deficiency of $2,316,716.  During the six month period ended June 30, 2011, we funded our operations from revenue received and proceeds of private sales of equity and convertible notes and the exercise of warrants.  Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling four wells in Kansas and Oklahoma in 2011 which will cost approximately $468,000 and which will include two horizontal wells in Oklahoma and one vertical well, as well as one wells in Kansas.  Accordingly, we expect to continue to primarily use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the six month period ended June 30, 2011, we used net cash of $380,867 in operations.  Net cash used in operating activities decreased from $443,003 in the six month period ended June 30, 2010.

During the three month period ended June 30, 2011, we raised $795,527 from the issuance of a convertible debenture.  The convertible debenture bears interest at the rate of 24% per annum and is secured by certain assets of the Company.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest at any time into our common stock at a conversion price of $0.25 per share.  As of August 12, 2011, the terms of the convertible debenture allow us to borrow an aggregate principal amount of $3,000,000, of which $2,627,299.81 has been drawn to date, excluding borrowings in the aggregate principal amount of approximately $317,000 which are to be converted into Common Stock of the Company.  As a condition to the issuance of the convertible debenture, we granted a six percent (6%) perpetual overriding royalty interest in all of our receivables from any extracted oil, gas or other minerals.  We are currently reliant on the convertible debenture and other short term financing arrangements to meet our short-term and long-term obligations.  We did not raise any capital through equity offerings during the three month period ended June 30, 2011.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

Amendments to Debenture and Royalty Agreements

On August 12, 2011, we agreed to amend that certain Amended and Restated Convertible Debenture issued to Maxum Overseas Fund, a foreign institutional investor (“Maxum”), dated May 4, 2011, as amended, to increase the amount of funds we may draw from Maxum on an as-needed basis to an aggregate principal amount of $3,000,000 and excluding borrowings in the aggregate principal amount of approximately $317,000 which are to be converted into Common Stock of the Company (the “Debenture Amendment”).  In accordance with the terms of the Amendment, we increased the perpetual overriding royalty interest in all receivables of the Company from any extracted oil, gas or other minerals granted to Centennial Petroleum Partners, LLC, to six percent (6%) (the “Royalty Amendment”).

The Debenture Amendment is attached to this report as Exhibit 10.5 and the Royalty Amendment is attached to this report as Exhibit 10.6, and the terms and conditions of each are incorporated herein.  The foregoing statement is not intended to be a complete description of all terms and conditions.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Purchase Agreement with Bay Petroleum Corp.

10.2(2)	Working Interest Agreement with Bay Petroleum Corp.

10.3(2)	Amendment to Amended and Restated Convertible Debenture

10.4(2)	Royalty Agreement

10.5	Second Amendment to Amended and Restated Convertible Debenture

10.6	Amendment to Royalty Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)	Incorporated by reference to Form 8-K dated July 19, 2011.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: August 12, 2011	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)