Form 10-Q
period 2011-09-30
AMERICAN PETRO-HUNTER INC
filed 2011-11-14
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common stock, $.001 par value	28,303,418

AMERICAN PETRO HUNTER INC.
FORM 10-Q

September 30, 2011

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	4

Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	4

Condensed Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 and for the period from January 24, 1996 (inception) to September 30, 2011 (Unaudited)	5

Condensed Statements of Stockholders’ (Deficit) for the nine month period ended September 30, 2011 and for the period from January 24, 1996 (inception) to September 30, 2011 (Unaudited)	6

Condensed Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and for the period from January 24, 1996 (inception) to September 30, 2011 (Unaudited)	7

Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II—OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	24

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011.

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

Item 1. Financial Statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets

Current assets:
Cash	$40,435	$3,225
Accounts receivable	30,361	15,620
Prepaid expenses	101,921	8,373
Total current assets	172,717	27,218

Investment in oil and gas properties	200,000	-
Investments in mineral properties, net of accumulated amortization of $95,744 and $16,572, respectively	1,979,700	884,142

Total assets	$2,352,417	$911,360

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$370,195	$251,391
Note payable and accrued interest	367,078	40,493
Convertible debenture, net of discount of $466,912 and $386,453	1,162,767	1,076,321
Convertible debenture	633,306	633,306
Accrued interest on convertible debenture	640,800	187,331
Royalty interest payable	15,849	-
Loan guarantee	94,860	94,860
Total current liabilities	3,284,855	2,283,702

Long term liabilities:
Royalty interest payable - long term	97,315	-
Convertible debenture - long term	1,334,783	-
Total long term liabilities	1,432,098	-

Total liabilities	4,716,953	2,283,702

Stockholders' (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,303,418 and 27,060,561 shares issued and outstanding as of September 30, 2011 and December 31, 2010	28,304	27,061
Common stock to be issued; 0 and 542,857 shares as of September 30, 2011 and December 31, 2010	-	543
Additional paid-in capital	7,459,692	6,348,559
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
(Deficit) accumulated during development stage	(9,844,118)	(7,740,391)
Total stockholders' (deficit)	(2,364,236)	(1,372,342)

Total liabilities and stockholders' (deficit)	$2,352,717	$911,360

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					For the Period
	For the three months ended		For the nine months ended		from January 24,
	September 30,		September 30,		1996 (inception) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$93,873	$37,840	$214,075	$57,963	$384,557

Cost of Goods Sold
Production and amortization	63,408	23,463	150,749	34,834	226,838

Gross profit	30,465	14,377	63,326	23,129	157,719

General and administrative	103,560	106,141	373,072	306,319	2,901,135
Executive compensation	66,000	79,000	504,000	364,000	1,507,237
Rent	8,166	12,532	25,708	33,697	127,058
Impairment expense	-	642,260	-	759,160	1,859,340
Total expenses	177,726	839,933	902,780	1,463,176	6,394,770

Net loss before other income (expense)	(147,261)	(825,556)	(839,454)	(1,440,047)	(6,237,051)

Other income (expense):
Interest expense	(480,913)	(179,218)	(1,264,273)	(634,076)	(2,417,777)
Loan placement fee	-	-	-	-	(238,227)
Loss from loan guarantee	-	-	-	-	(84,858)
Loss from settlement of debt	-	-	-	-	(14,971)
Income from debt forgiveness	-	-	-	-	85,960
Total other income (expense)	(480,913)	(179,218)	(1,264,273)	(634,076)	(2,669,873)

Net loss from continuing operations	(628,174)	(1,004,774)	(2,103,727)	(2,074,123)	(8,906,924)

Net loss from discontinued operations	-	-	-	-	(937,194)

Net loss	(628,174)	(1,004,774)	(2,103,727)	(2,074,123)	(9,844,118)

Foreign currency translation gain	-	-	-	-	(8,114)

Comprehensive loss	$(628,174)	$(1,004,774)	$(2,103,727)	$(2,074,123)	$(9,852,232)

Weighted average common shares outstanding - basic and fully diluted	28,303,418	27,060,561	27,298,606	26,170,218

Net (loss) per share - basic and fully diluted	(0.022)	(0.037)	$(0.077)	$(0.079)

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Stockholder's (Deficit)

				Common
				Stock
	Common Stock			owed but	Deficit accumulated	Accumulated	Total
			Additional Paid-in	not issued	during the development	Comprehensive Loss	Stockholder's (deficit)
	Shares	Amount	Capital	be issued	stage	gain(loss)	(Deficit)

Shares issued for cash, net of issue costs	10,497,300	$10,497	$296,833	$-	$-	$-	$307,330
Net income	-	-	-	-	4,856	-	4,856
Balance at December 31, 1996	10,497,300	10,497	296,833	-	4,856	-	312,186

Shares issued for cash, net of issue costs	187,416	187	46,850	-	-	-	47,037
Net loss	-	-	-	-	(96,386)	-	(96,386)
Unrealized foreign exchange gain	-	-	-	-	-	8,258	8,258
Balance at December 31, 1997	10,684,716	10,684	343,683	-	(91,530)	8,258	271,095

Stock reverse split 3:1	(7,123,094)	(7,123)	7,123	-	-	-	-
Shares issued	7,773,026	7,773	1,980,833	-	-	-	1,988,606
Unrealized foreign exchange loss	-	-	-	-	-	(8,258)	(8,258)
Net loss	-	-	-	-	(1,798,830)	-	(1,798,830)
Balance at December 31, 1998	11,334,648	11,334	2,331,639	-	(1,890,360)	-	452,613

1998 issuance cancelled	(4,800,000)	(4,800)	(1,339,200)	-	-	-	(1,344,000)
Share issue costs	500,000	500	85,000	-	-	-	85,500
Net loss	-	-	-	-	(307,331)	-	(307,331)
Balance at December 31, 1999	7,034,648	7,034	1,077,439	-	(2,197,691)	-	(1,113,218)

Shares issued	4,435,570	-	1,083,791	-	-	-	1,083,791
Finders' fees	-	-	48,000	-	-	-	48,000
Share purchase warrants	-	-	80,000	-	-	-	80,000
Net loss	-	-	-	-	(547,097)	-	(547,097)
Balance at December 31, 2000	11,470,218	7,034	2,289,230	-	(2,744,788)	-	(448,524)

Stock reverse split 10:1	(10,323,196)	(5,887)	5,887	-	-	-	-
Shares issued	4,253,617	4,254	552,106	-	-	-	556,360
Net loss	-	-	-	-	(297,352)	-	(297,352)
Balance at December 31, 2001	5,400,639	5,401	2,847,223	-	(3,042,140)	-	(189,516)

Shares issued	220,000	220	21,780	-	-	-	22,000
Net loss	-	-	-	-	(29,664)	-	(29,664)
Balance at December 31, 2002	5,620,639	5,621	2,869,003	-	(3,071,804)	-	(197,180)

Shares issued	430,000	430	25,370	-	-	-	25,800
Other comprehensive loss	-	-	-	-	17,920	(17,920)	-
Net loss	-	-	-	-	(57,652)	-	(57,652)
Balance at December 31, 2003	6,050,639	6,051	2,894,373	-	(3,111,536)	(17,920)	(229,032)

Shares issued for services rendered	475,000	475	56,525	-	-	-	53,774
Other comprehensive loss	-	-	-	-	-	(9,773)	(9,773)
Net loss	-	-	-	-	(134,058)	-	(134,058)
Balance at December 31, 2004	6,525,639	6,526	2,950,898	-	(3,245,594)	(27,693)	(319,089)

Shares issued for services rendered	-	-	-	-	-	-	3,226
Shares issued for cash	1,739,380	1,739	85,230	-	-	-	86,969
Other comprehensive loss	-	-	-	-	-	(6,156)	(6,156)
Net loss	-	-	-	-	(70,711)	-	(70,711)
Balance at December 31, 2005	8,265,019	8,265	3,036,128	-	(3,316,305)	(33,849)	(305,761)

Other comprehensive loss	-	-	-	-	-	(6,380)	(6,380)
Net loss	-	-	-	-	(72,398)	-	(72,398)
Balance at December 31, 2006	8,265,019	8,265	3,036,128	-	(3,388,703)	(40,229)	(384,539)

Other comprehensive loss	-	-	-	-	-	(49,031)	(49,031)
Share subscription received in advance	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(107,554)	-	(107,554)
Balance at December 31, 2007 **	8,265,019	8,265	3,036,128	60,000	(3,496,257)	(89,260)	(481,124)

Share issued for subscription recd in 07	1,200,000	1,200	58,800	(60,000)	-	-	-
Common stock sold at $0.05 per share	600,000	600	29,400	-	-	-	30,000
Share subscription received in 2008	-	-	-	40,000	-	-	40,000
Other comprehensive gain	-	-	-	-	-	81,146	81,146
Net loss	-	-	-	-	(123,823)	-	(123,823)
Balance at December 31, 2008	10,065,019	10,065	3,124,328	40,000	(3,620,080)	(8,114)	(453,801)

Shares issued that were owed	800,000	800	39,200	(40,000)	-	-	-
Shares issued for cash	2,250,000	2,250	42,750	-	-	-	45,000
Shares issued for accts payable conversion	8,254,088	8,254	156,828	-		-	165,082
Shares issued for notes payable conversion	879,454	880	218,984	-	-	-	219,864
Warrants issued for services	-	-	238,227	-	-	-	238,227
Warrant exercise	1,500,000	1,500	223,500	-	-	-	225,000
Shares sold for cash, not issued at year-end	-	-	66,310	190	-	-	66,500
Warrant exercise, not issued yet at year-end	-	-	418,883	1,641	-	-	420,524
Warrants issued with debt	-	-	581,626	-	-	-	581,626
Net loss	-	-	-	-	(1,655,978)	-	(1,655,978)
Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for compensation	250,000	250	169,750	-	-	-	170,000
Shares issued that were owed	1,830,825	1,831	-	(1,831)	-	-	-
Exercise of warrants	231,175	231	34,445	-	-	-	34,676
Convertible debenture converted to stock	1,000,000	1,000	349,000	-	-	-	350,000
Shares sold for cash	-	-	154,557	443	-	-	155,000
Exercise of warrants	-	-	14,900	100	-	-	15,000
Beneficial conversion feature issued on convertible debenture	-	-	515,271	-	-	-	515,271
Net loss	-	-	-	-	(2,464,333)	-	(2,464,333)
Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)

Beneficial conversion feature issued on convertible debenture	-	-	754,833	-	-	-	754,833
Shares issued, not previously issued	542,857	543		(543)			-
Shares issued for compensation	600,000	600	305,400				306,000
Shares issued for services	100,000	100	50,900				51,000
Net loss	-	-	-	-	(2,103,727)	-	(2,103,727)

Balance at September 30, 2011	28,303,418	$28,304	$7,459,692	$-	$(9,844,118)	$(8,114)	$(2,364,236)

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows

			For the period
			from the date of
			inception on
			January 24, 1996
	For the nine months ended September 30,		to September 30,
	2011	2010	2011
Cash flows from operating activities

Net (loss)	$(2,103,727)	$(2,074,123)	$(9,844,118)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Gain) loss from loan guarantee	-	-	94,860
Warrants issued for services	-	-	366,227
Shares issued for services and compensation	357,000	170,000	1,519,558
Amortization of discount	685,649	384,022	1,396,094
Impairment expense	-	759,160	1,531,889
Amortization of mineral properties	79,172	-	95,744
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,741)	(7,923)	(30,361)
(Increase) decrease in other receivable	-	13,184	-
(Increase) decrease in prepaid expenses	5,470	(2,200)	(2,903)
Increase (decrease) in accounts payable and accrued liabilities	118,804	72,822	2,148,555
Increase (decrease) in accrued interest	461,625	92,574	669,871
Increase (decrease) in due to related parties	-	-	(107,170)
Net cash used by operating activities	(410,748)	(592,484)	(2,161,754)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	-	80,000
Acquisition of oil & gas properties	(200,000)	-	(200,000)
Acquisition of mineral properties	(1,174,730)	(981,689)	(3,679,833)
Net cash used by investing activities	(1,374,730)	(981,689)	(3,799,833)

Cash flows from financing activities
Proceeds from sale of common stock, net of share issuance costs	-	155,000	803,168
Proceeds from warrant exercise	-	49,676	695,200
Proceeds from note payable	321,000	-	564,000
Proceeds from convertible debenture	1,501,688	1,334,783	3,964,462
Payments for convertible debenture	-	-	(16,694)
Net cash provided by financing activities	1,822,688	1,539,459	6,010,136

Foreign currency translation effect on cash	-	-	(8,114)

Net increase (decrease) in cash	37,210	(34,714)	40,435
Cash - beginning	3,225	38,021	-
Cash - ending	$40,435	$3,307	$40,435

Supplemental disclosures:
Interest paid	$97,500	$88,500	$266,415
Income taxes paid	$-	$-	$-

Non-cash transactions:
Warrants issued for services	$-	$-	$366,227
Shares issued for services and compensation	$357,000	$170,000	$1,519,558
Note payable converted to common stock	$-	$350,000	$569,864
Accounts payable converted to common stock	$-	$-	$165,082

The accompanying notes are an integral part of these financial statements

American Petro-Hunter Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011

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

Going Concern
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is at a development stage and has minimal revenues, has limited assets and has accumulated deficit and comprehensive losses during the development period of $9,852,232 and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2011 and December 31, 2010 due to their short-term nature.  See Note 5 for further details.

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
During the nine months ended September 30, 2011, the Company made five investments totaling $1,174,730.  During the year ended December 31, 2010, the Company made eight investments totaling $1,031,440.  Several of those investments produced “dry holes” and were therefore fully impaired.  During the nine months ended September 30, 2011, impairment expense related to these “dry holes” was $0 and during the year ended December 31, 2010, impairment expense related to these “dry holes” was $765,229.  As of September 30, 2011, the Company has investments, valued at cost, of $2,075,444; $1,165,714 in proved wells and $909,730 in unproved wells.  As of December 31, 2010, the Company has investments, valued at cost, of $900,714; $305,964 in proved wells and $594,750 in unproved wells.  Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well.   Unproved properties are excluded from amortization.  Amortization expense for the nine months ended September 30, 2011 and year ended December 31, 2010 was $79,172 and $16,572, respectively.  A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect
On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect.  During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.    During the year ended December 31, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property.  Amortization expense was $16,863 and 16,572 on this prospect for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.

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

Oklahoma prospects
During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases.  The Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of the project.  Additional properties were purchased during the nine month period ending September 30, 2011 of $1,174,730.   As of September 30, 2011, amortization expense was $62,309.   As of December 31, 2010, these prospects are unproved wells and were not being amortized.

5.	Investments in Oil and Gas Properties
On September 30, 2011, the Company made a $200,000 investment in working interests in five existing wells.  The investments are for working interests ranging from 10% to 50% which carry net revenue interests ranging from 7.5% to 37.5%.

6.	Fair Value Measurements
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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$40,435	$-	$-	$40,435
Accounts & other receivables	-	30,361	-	30,361
Accounts payable	-	370,195	-	370,195
Notes payable	-	367,078	-	367,078
Convertible debentures, net of disc.	-	3,130,856	-	3,130,856
Accrued interest	-	640,800	-	640,800
Royalty interest payable	-	113,164	-	113,164
Loan Guarantee	-	94,860	-	94,860

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,225	$-	$-	$3,225
Accounts & other receivables	-	15,620	-	15,620
Prepaid expenses	-	8,373	-	8,373
Accounts payable	-	251,391	-	251,391
Notes payable	-	40,493	-	40,493
Convertible debentures, net of disc.	-	1,709,627	-	1,709,627
Accrued interest	-	187,331	-	187,331
Loan Guarantee	-	94,860	-	94,860

7.	Debt and Debt Guarantee

Notes Payable
As of September 30, 2011 and December 31, 2010, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets.  The note was payable in full on May 18, 2007 and is therefore in default as of September 30, 2011 and December 31, 2010.  During nine months ended September 30, 2011 and year ended December 31, 2010, the Company accrued interest expense of $3,744 and $4,516, respectively.  As of September 30, 2011 and December 31, 2010, the balance of the note payable, including accrued interest, is $44,237 and $40,493, respectively.

Convertible Debentures - 2009
In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principal balance to the investor, secured by the assets of the Company.  $500,000 of the debenture was due on August 13, 2010 and the other $500,000 was due on September 15, 2010.  During the year ended December 31, 2010, the Company amended the promissory note to extend the repayment date of the first to August 13, 2011 and the second to September 15, 2011.  On August 13, 2011, the Company entered into a second amendment to extend the repayment date of the first note to August 13, 2012 and the second note to September 15, 2012.  The debenture calls for monthly interest payments to the investor until the debenture is fully paid.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days.  With the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share. The warrants have a term of two years.  Interest payments continue to be made.  During the year ended December 31, 2010, the Company and Holder agreed to reduce the initial conversion price from the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days to the lower of $0.25 per share or a 25% discount to the average closing price of the five proceeding days.  At the time of this adjustment the 25% discount to the average closing price of the five proceeding days was $0.25.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black-scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626.  A discount on the convertible debenture was recorded in the same amount and was amortized into interest expense over the life of the debenture using the interest method.  For the nine months ended September 30, 2011 and year ended December 31, 2010, $0 and $384,021, respectively, was amortized into interest expense in relation to these discounts.

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share to 1,000,000 shares of stock.  As of September 30, 2011 and December 31, 2010, the balance due on the convertible debentures, net of the discount of $0 and $0, was $633,306 and $633,306, respectively.

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

During the nine months ended September 30, 2011, the Company received additional funds of $1,501,688. The beneficial conversion feature was valued at $754,833 and recorded as additional paid in capital.  A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method. For the nine months ended September 30, 2011, $674,374 was amortized into interest expense in relation to these discounts.

During the quarter ended September 30, 2011, the Company amended the agreement to increase the credit line from $1,800,000 to $2,000,000, for a 3% royalty interest from the proceeds of the Company’s oil, gas and mineral sales.  The Company entered into a second amendment to extend the repayment date for all advances before September 30, 2010 to November 17, 2012; and all other advances after September 30, 2010 due one year from date of advance.  Additionally the credit line increased from $2,000,000 to $3,000,000 for an additional 3% royalty interest to a total of 6%. The 6% royalty interest was valued at estimated future payments over the life of the wells, discounted back to present value.  The value was $113,164 and has been included in prepaid expenses and a corresponding royalty interest payable.  The prepaid expense will be amortized over the extension period of the loan.  For the nine months ended September 30, 2011, $14,145 was amortized into interest expense in relation to this prepaid.  The royalty interest payable will be lowered by royalty payments made.  $0 and $4,418 royalties were paid and earned, respectively, in the quarter ended September 30, 2011.

As of September 30, 2011, the balance due on the convertible debentures, net of the discount of $466,912, was $2,497,550.  As of December 31, 2010, the balance due on the convertible debentures, net of the discount of $386,453, was $1,076,321.

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

Demand Note Payable
During the quarter ended September 30, 2011, the Company has a demand note of $71,000 bearing interest at 24% per annum.  During the nine months ended September 30, the Company accrued interest expense of $1,541.  As of September 30, 2011, the balance of the note payable, including accrued interest, is $72,541.

Note Payable - other
During the quarter ended September 30, 2011, the Company acquired mineral properties in exchange for $300,000.  A down payment of $50,000 was paid and the remainder of $250,000 is to be paid in three payments starting in October of 2011.  The last payment is due December 15, 2011.    As of September 30, 2011, the balance due on the payment agreement was $250,000.

Interest expense
Interest expense related to all of the above items for the nine months ended September 30, 2011 and 2010 was $1,264,273 and $634,076, respectively.

8.	Stockholders’ Equity Transactions

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

As of September 30, 2011 and December 31, 2010 there are 28,303,418 and 27,060,561 shares of common stock issued and outstanding, respectfully and 0 and 542,857 shares of common stock owed but not issued, respectfully.

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

As of September 30, 2011 there are 2,857,142 warrants outstanding at an exercise price of $0.50.  At December 31, 2010, there are 3,299,999 warrants outstanding at an exercise price of $0.50.  These warrants will expire in the year ending December 31, 2011.

9.	Income Taxes
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

10.	Subsequent Events
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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in Kansas, Oklahoma and California.  As of November 7, 2011, we have two producing wells in Kansas, five producing wells in Oklahoma and no producing wells in California.  We also have rights for the exploration and production of oil and gas on an aggregate of approximately 6,230 acres in those states.  This includes our core assets with rights to explore on 2,000 acres in Oklahoma, near the town of Ripley on the North Oklahoma Mississippi Project and our recent acquisition of a forty percent (40%) working interest in 3,000 acres in south-central Oklahoma (the “South Oklahoma Lease”).  Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling.  In exchange, we typically receive an interest in the proceeds from the project’s production.

We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc.  In August 2001, we changed our name to American Petro-Hunter Inc. and began focusing our business on the exploration and eventual exploitation of oil and gas.

Producing Wells

Poston Oil Project - On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas. On June 16, 2009, the #1 Lutters Well was completed at a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  Oil production on the #1 Lutters Well began on June 18, 2009.  Current production for the #1 Lutters Well is 8 barrels per day.  On July 1, 2010 we announced completion of the #3 Lutters Well, at a depth of 4,328 feet, as a direct-offset to the #1 Lutters Well.  On July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is 7 barrels per day. Collectively, 15 barrels per day is going into the tanks for sale. Two offset locations are available and we plan to drill additional wells in 2012. A #4 Lutters Well is being considered for spring 2012.

North Oklahoma Project (North Oklahoma Woodford  “Yale” and North Oklahoma Mississippi  “Ripley” Projects) - On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”).  Pursuant to such operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect, up to the drilling of an initial test well, in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling. On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the 8 barrels per day level, with water in the 100 barrel range or approximately 8% oil cut.  On June 5, 2010 drilling commenced on the No. 2 well and on June 14, 2010, we announced that we had begun work on completion of the well.  The No. 2 well is currently not producing commercial quantities of hydrocarbons. On June 23, 2010, we announced that drilling had commenced on the No. 3 well.  On that date we also announced the acquisition of 3 additional blocks increasing our overall working interest participation up to 7 lease blocks currently.  The No. 3 well on down hole analysis revealed perforated casing in more formations than reported and was immediately turned into a disposal well.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On July 14, 2010, we announced that the NOJ26 Well had begun production.  The cost of water haulage became prohibitive and the well was shut in for a period of 2 months while a disposal well was permitted. The well is now back on pump and we expect a return to the approximate 16 barrels of per day rate of production shortly.  On January 4, 2011, we announced plans to drill the NOS227 Well as a direct offset to the NOJ26 Well.  On March 15, 2011, we announced that the well had reached a total depth of 3,820 feet and was to be completed as an oil well. After testing and a large, multi-stage surge frack, the well did not respond favorably as we believe we fracked into a fault containing considerable water. The future of the well is being analyzed and plans to attempt additional work are being discussed. On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production.  Inaugural loads of oil began shipping in July and current production at the NOS122 is 15 barrels per day. As a frack is required to maximize the oil production, engineering has deemed it to be risky to do so in a 30 year old well bore. It has been decided to drill an 80 acre offset with a new well bore and undertake the frack test in the new well.  This well is planned for the fourth quarter of 2011.

On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect.  The project has been named “North Oklahoma Mississippi Lime Project”.  On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H.  On June 29, 2011, we announced that NOM1H had begun commercial production.  After a flush, and initial production rates over 200 barrels per day, the well declined to 25 barrels per day and it was deemed that a frack was required.  This occurred in September 2011 and the frack load has been 50% recovered and we see a double to the daily rate to 60 barrels per day.  The target for this well is between 100 and 150 barrels per day once the frack fluids have been 100% recovered.  On July 18, 2011, we announced drilling plans for a total of 11 horizontal wells at the North Oklahoma Project.

The drilling schedule, which includes direct offsets to the NOM1H well, involves drilling one horizontal well every 30 to 60 days, beginning in early September.

On July 27, 2011 we announced plans to drill two new wells at the North Oklahoma Project, NOS222, a direct offset to NOS122, and NOW2H, an 80 acre offset to NOM1H.  On September 6, 2011, we announced the spud of the NOW2H well.  Following a successful drilling of 800 feet of horizontal lateral, excellent oil and gas shows warranted well completion.  On November 7, 2011, we announced that the well had commenced commercial oil and gas production and would be evaluated over a period of time to determine whether a future frack is required. The upper pay sand behind pipe will be perforated and co-mingled with the Mississippi production after this testing period is complete.

In addition, on July 5, 2011, we began selling natural gas from the North Oklahoma Project.  Current daily rates are approximately 16 barrels of oil equivalent (BOE), based upon a 6:1 ratio of MCF gas to barrels of oil.

Exploration

South Oklahoma Project - On July 20, 2011, we announced the acquisition of a forty percent (40%) working interest in the South Oklahoma Lease, a minimum of 3,000 acres of land in south-central Oklahoma.  Our engineers have identified five key areas which, if developed on 160 acre spacing, could allow future development of 18 additional locations for horizontal wells. Over the next several months, targets will be refined and prioritized with plans to spud the first well in the first or second quarter of 2012.

Customers

Our crude oil production is sold to N.C.R.A. in MacPherson Kansas and Sunoco in Oklahoma which are the buyers which then send oil to refineries. We receive Kansas common pricing and Oklahoma spot prices for our oil.

We have begun commercial sales of natural gas at our Yale Prospect through our connection to nearby pipeline infrastructure.  We sell natural gas through such pipeline to DCP Midstream, LP  of Tulsa, Oklahoma and receive a premium to the NYMEX spot natural gas prices due to the higher BTU content of the gas produced.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  As of, and for the three months ended September 30, 2011, there have been no material changes or updates to our critical accounting policies.

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

Comparison of nine month periods ended September 30, 2011 and September 30, 2010

For the nine month periods ended September 30, 2011 and September 30, 2010, we incurred a comprehensive loss of $2,103,727 and $2,074,123, respectively.  The increase was largely attributed to an increase in interest expense on debt from $634,076 for the nine month period ended September 30, 2010 to $1,264,273 for the nine month period ended September 30, 2011.

General and administration expenses for the nine month period ended September 30, 2011 amounted to $373,072 compared to $306,319 in the same period of 2010.  Executive compensation for the nine month period ended September 30, 2011 was $504,000 compared to $364,000, in the same period of 2010.

We had no foreign currency gain or loss during the nine month period ended September 30, 2011 and 2010.

Comparison of three month periods ended September 30, 2011 and September 30, 2010

For the three month periods ended September 30, 2011 and September 30, 2010, we incurred a comprehensive loss of $628,174 and $1,004,774, respectively.  The decrease was largely attributed to a decrease in impairment expense from $642,260 for the three month period ended September 30, 2010 to $0 for the three month period ended September 30, 2011.  Additionally, there was an increase in interest expense from $179,218 for the three month period ended September 30, 2010 to $480,913 for the three month period ended September 30, 2011.

General and administration expenses for the three month period ended September 30, 2011 amounted to $103,560 compared to $106,141 in the same period of 2010.  Executive compensation for the three month period ended September 30, 2011 was $66,000 compared to $79,000, in the same period of 2010.

We had no foreign currency gain or loss during the three month period ended September 30, 2011 and 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $40,435 and working capital deficiency of $3,112,138.  During the nine month period ended September 30, 2011, we funded our operations from revenue received and proceeds of private sales of equity and convertible notes and the exercise of warrants.  Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling eight additional wells in Kansas and Oklahoma in the next twelve months which will cost approximately $2,200,000 and which will include six horizontal wells in Oklahoma  Accordingly, we expect to continue to primarily use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the nine month period ended September 30, 2011, we used net cash of $410,748 in operations.  Net cash used in operating activities increased from $592,484 in the nine month period ended September 30, 2010.

During the three month period ended September 30, 2011, we raised $269,500 from the issuance of convertible debentures.  The convertible debentures bear interest at the rate of 24% per annum and are secured by certain assets of the Company.  The holder of the convertible debentures has the right to convert any portion of the unpaid principal and/or accrued interest at any time into our common stock at a conversion price of $0.25 per share.  The terms of the convertible debenture allow us to borrow an aggregate principal amount of $3,000,000, of which $2,964,462 has been drawn to date, excluding borrowings in the aggregate principal amount of approximately $317,000 which are to be converted into Common Stock of the Company.  As a condition to the issuance of the convertible debentures, the Company granted to Centennial Petroleum Partners, LLC, a perpetual six percent (6%) overriding royalty interest in all receivables of the Company from any extracted oil, gas or other minerals.  We are currently reliant on short term financing arrangements to meet our short-term and long-term obligations.  In addition, during the three month period ended September 30, 2011, we raised $71,000 through the issuance of a promissory note.  The promissory note bears interest at the rate of 24% and is payable upon demand.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

Amendment to South Oklahoma Lease Payment Terms

On September 30, 2011, we agreed to amend the payment terms for the working interest associated with the South Oklahoma Lease.  Pursuant to such amendment, we are to pay $80,000 to Bay Petroleum Corp. on October 15, 2011, $80,000 on November 15, 2011 and $90,000 on December 15, 2011, in addition to our $50,000 initial deposit, in full satisfaction of all payment obligations for our working interest in the South Oklahoma Lease.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Purchase Agreement with Bay Petroleum Corp.

10.2	Working Interest Agreement with Bay Petroleum Corp.

10.3(2)	Amendment to Amended and Restated Convertible Debenture

10.4(2)	Royalty Agreement

10.5(3)	Second Amendment to Amended and Restated Convertible Debenture

10.6(3)	Amendment to Royalty Agreement

10.7(4)	Notes Amendment

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index
(1)           Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)           Incorporated by reference to Form 8-K dated July 19, 2011.
(3)           Incorporated by reference to Form 10-Q/A dated August 12, 2011.
(4)           Incorporated by reference to Form 8-K dated August 16, 2011.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: November 14, 2011	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)