Form 10-K
period 2011-12-31
AMERICAN PETRO-HUNTER INC
filed 2012-03-29
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-22723

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $14,001,243.18 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board).  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of March 27, 2012, there were outstanding 45,151,594 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

Page

PART I
ITEM 1 — BUSINESS	3
ITEM 1A — RISK FACTORS	6
ITEM 1B — UNRESOLVED STAFF COMMENTS	11
ITEM 2 — PROPERTIES	11
ITEM 3 — LEGAL PROCEEDINGS	13
ITEM 4 — MINE SAFETY DISCLOSURES	13
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM 6 — SELECTED FINANCIAL DATA	13
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9A — CONTROLS AND PROCEDURES	16
ITEM 9B — OTHER INFORMATION	17
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	17
ITEM 11 — EXECUTIVE COMPENSATION	19
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES	21
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21
SIGNATURES	23
INDEX TO EXHIBITS
EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I

ITEM 1 — BUSINESS

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in Kansas and Oklahoma.  As of March 15, 2012, we have two producing wells in Kansas and six producing wells in Oklahoma.  We also have rights for the exploration and production of oil and gas on an aggregate of approximately 6,230 acres in those states.  This includes our core assets with rights to explore on 2,000 acres in Oklahoma, near the town of Ripley on the North Oklahoma Mississippi Project and a forty percent (40%) working interest in 3,000 acres in south-central Oklahoma (the “South Oklahoma Lease”).

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

Producing Wells

Poston Oil Project - On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas. On June 16, 2009, the #1 Lutters Well was completed at a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  Oil production on the #1 Lutters Well began on June 18, 2009, with current production of six barrels per day.  On July 1, 2010 we announced completion of the #3 Lutters Well and on July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is six barrels per day. Collectively, 12 barrels per day is going into the tanks for sale.

Subsequent to our fiscal year ended December 31, 2011, on February 23, 2012, due to an increase in costs of water haulage for disposal that was affecting the net revenue to the lease and a desire to focus on the planned wells and development of our Oklahoma leases, we sold 75% of our 25% working interest in the Poston Prospect for $65,000.

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

On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the eight barrels per day level, with water in the 100 barrel range or approximately 8% oil cut.  On September 21, 2010, we announced that drilling commenced on the NOJ26 well at the Prospect.  On July 14, 2010, we announced that the NOJ26 Well had begun production.  The cost of water haulage became prohibitive and the well was shut in for a period of two months while a disposal well was permitted. The well is now averaging six barrels per day of production and the Company owns a 50% Working Interest.

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

On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production.  Inaugural loads of oil began shipping in July and current production at the NOS122 is eight barrels per day. As a frack is required to maximize the oil production, engineering has deemed it to be risky to do so in a 30 year old well bore. It has been decided to drill an 80 acre offset with a new well bore and undertake the frack test in the new well.  This well is planned for the second quarter of 2012. The well has been designated NOS222. We estimate that our expenses associated with drilling and completing NOS222 will be approximately $250,000.

On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect.  The project has been named “North Oklahoma Mississippi Lime Project”.  On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H.  The Company owns a 25% Working Interest in the lease. On June 29, 2011, we announced that NOM1H had begun commercial production.  After an initial flush of oil production and initial production rates over 200 barrels per day, the well declined to 25 barrels per day and it was deemed that a frack was required.  This occurred in September 2011 and the frack load has been 50% recovered and we saw a double to the daily rate to 60 barrels per day.  The well has declined and stabilized between 25-35 barrels per day and 100 MCF gas. As this was the first horizontal well drilled, subsequent drilling has shown that the preferred completion methods involve the installation of a submersible pump immediately after the frack of the well. All future wells will have this procedure implemented.

On July 18, 2011, we announced drilling plans for a total of 11 horizontal wells at the North Oklahoma Project. As of March 2012, there are nine locations left to drill on the acreage. The current drilling schedule, which includes direct offsets, involves drilling one horizontal well approximately every 90 days. Our experience has shown that the time to drill, complete, implement large frack, recover the fluids and begin oil sales involves a minimum of 90 days. We expect to drill a minimum of two additional horizontal wells on the North Oklahoma leases in May and August, 2012.

On July 27, 2012 we announced the NOW2H, an 80 acre offset to NOM1H.  On September 6, 2011, we announced the spud of the NOW2H well.  Following a successful drilling of 800 feet of horizontal lateral, excellent oil and gas shows warranted the well to be completed.  Two productive zones are present in the well. Initial production from the Mississippi was followed by a frack of the 20 feet of oil filled sand behind pipe. This procedure is now finished and we are awaiting full production results. On November 7, 2011, we announced that the well had commenced commercial oil and gas production and the daily production before the sand frack was approximately 14 barrels per day.

Subsequent to our fiscal year ended December 31, 2011, on January 9, 2012, we announced plans to drill a third horizontal well at the North Oklahoma Project, NOM3H, on the same section of land as our two previously completed producing wells, NOM1H and NOW2H. On February 6, 2012, we announced that we had drilled a total of 1,988 feet in the horizontal well segment penetrating into the 100 plus foot thick Mississippi pay zone. The well underwent a frack and the installation of a submersible pump. The NOM3H began commercial oil and gas production on March 7, 2012, with initial production rates over 200 barrels per day and 400 MCF gas. The well is currently being evaluated to determine the final stable rate after the frack load is fully pumped. The newly designed and implemented completion method appears to have been successful and all further wells will undergo a similar procedure. In 2012, we have plans to develop three additional wells on the North Oklahoma Project.

 Exploration and Prospects

South Oklahoma Project - On July 20, 2011, we announced the acquisition of a forty percent (40%) working interest in the South Oklahoma Project on 3,000 acres of land in south-central Oklahoma.  Our engineers have identified five key areas which, if developed on 160 acre spacing, could allow future development of 18 additional locations for horizontal Mississippi lime oil and gas wells.

On March 16. 2012 we announced plans to spud the first well on the South Oklahoma Project, designated SOM-1H. The well has a planned 2,500 foot lateral and following the frack, is expected to generate revenue by May 2012.

The South Oklahoma Project covers Mississippi lime targets which, through sub-surface geological mapping and engineering, show targets analogous to the recently discovered oil and gas reservoir now being exploited at the North Oklahoma Project, which would offer considerable drilling opportunities. We have plans to develop three additional wells on the South Oklahoma Project during 2012.

Colby Prospect - In 2009, we entered into a binding Letter of Intent with S&W to participate in the drilling for oil in the Colby Prospect located in Thomas County, Kansas. The 500 acre block has a well-defined 3D seismic anomaly that includes seven potential zones to be tested. If a successful commercial well is established, S&W will assign 25% of the working interest and 81.5% net revenue interest in the Prospect to us. In 2009 we drilled an initial well at the Colby Prospect which successfully encountered oil and gas in the target horizons, but did not encounter adequate reservoirs in order to complete the well as a commercial producer. No work is planned on the lease in 2012.

Archer Project - In 2009 we also entered into two Participation Agreements with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on prospects located in Stanislaus County and Sacramento County in California. We have engaged in seismic evaluations to determine if a test well is viable on this prospect. We continue to evaluate the properties and believe they have the potential to support producing wells. A seismic line may be undertaken in the summer of 2012 which is required to ensure the closure of the gas reservoir. If such work is not conducted this year the leases will revert back to the land owner.

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

Our Strategy

Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies.  We will focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects.  Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop.  Our officers and directors expect to travel to different locations throughout North America to evaluate potential acquisitions. Further, our management will participate in a variety of different conferences throughout 2012 to increase our exposure to potential opportunities.

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

Employees

As of December 31, 2011, we had no employees.  Our President, Robert McIntosh, devotes a significant portion of his time to operating and growing our Company, with part-time assistance from our other two directors. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

We have an accumulated deficit of $10,474,470 for the period from January 24, 1996 (inception) to December 31, 2011.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated March 28, 2012, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2011 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We are subject to the corporate governance requirements of the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We are a non-accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our securities.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company ..

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

Reserves

As of the end of the 2011 fiscal year, the Company has no proved reserves.

Production, Production Prices and Production Costs

Sales of oil during the 2011 fiscal year amounted to $298,390 for 3,834.50 barrels at an average price of $77.82 per barrel and at an average production cost per barrel of $16.50. Sales of oil during the 2010 fiscal year amounted to $92,754 for 1,446 barrels at an average price of $70.03 per barrel and at an average production cost per barrel of $10. Sales of oil during the 2009 fiscal year amounted to $77,728 for 1,242 barrels at an average price of $62.58 per barrel and at an average production cost per barrel of $10.54. Production costs are expected to increase as production increases. Prior to the 2009 fiscal year we had not had any oil production. All of our oil production has occurred in the United States.

Sales of gas during the 2011 fiscal year amounted to $19,541 for 602.1 barrels of oil equivalent (BOE), based upon a 6:1 ratio of MCF gas to barrels of oil, at an average price of $32.45 per BOE and at an average production cost per BOE of $2.46. Production costs are expected to increase as production increases. Prior to the 2011 fiscal year we had not had any gas production. All of our gas production has occurred in the United States.

Past and Present Development Activities

During the 2011 fiscal year we drilled five exploratory wells in the United States, of which three were net productive and two did not contain sufficient volumes to warrant completion for commercial production. We did not drill any development wells during the 2011 fiscal year. As of the end of the 2011 fiscal year, no additional wells were being drilled. During the 2010 fiscal year we drilled seven exploratory wells in the United States, of which three were net productive and four did not contain sufficient volumes to warrant completion for commercial production. We did not drill any development wells during the 2010 fiscal year. During the 2009 fiscal year we drilled six exploratory wells in the United States, of which two were net productive, one of which is not currently in commercial production, and four did not contain sufficient volumes to warrant completion for commercial production. We did not drill any development wells during the 2009 fiscal year.

Delivery Commitments

On January 4, 2010, we entered into an oil purchase contract with the National Co-op Refinery Association of McPherson Kansas to purchase all production at the Lutters lease at a premium to Kansas common oil prices of $3.85 per barrel above the daily price. This price premium reflects the quality of the 44 degree oil being produced at Lutters.

Properties, Wells, Operations, Acreage and Current Activities

The following table sets forth our interest in wells and acreage as of December 31, 2011.

	Number of Productive Wells		Developed Acreage (3)		Undeveloped Acreage
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Oil	7	2.10	1,280	87.6	6,190	860
Gas	0	0	0	0	1,040	260

(1) A gross well or acre is a well or acre in which we own an interest.

(2) A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.

(3) Developed acreage is acreage assignable to productive wells.

As of December 31, 2011, our acreage subject to leases has the minimum remaining lease terms set forth in the following table.

Property	Gross Acreage	Net Acreage	Minimum Remaining Lease Terms
Trego County, KS (Poston Prospect)	750	152.8	Held by production
Payne County, OK (Bay Ripley Prospect)	1,200	208	2.5 Years

Thomas County, KS (Colby Prospect)	500	101.9	2 months
Sacramento County, CA (Wurster Gas Project)	1,040	260	6 months
Payne County, OK (Bay Yale Prospect)	960	480	2.5 years

South Oklahoma, OK (South Oklahoma Prospect)	3,000	1,200	3 years

All of our oil and gas interests and acreage are located in, and all of our drilling and other development activities have occurred in, the United States.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — MINE SAFETY DISCLOSURES

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

Fiscal 2011	High	Low
First Quarter (March 31, 2011)	$.40	$.24
Second Quarter (June 30, 2011)	$.70	$.29
Third Quarter (September 30, 2011)	$.62	$.21
Fourth Quarter (December 31, 2011)	$.33	$.19

Fiscal 2010	High	Low
First Quarter (March 31, 2010)	$1.14	$.54
Second Quarter (June 30, 2010)	$.99	$.36
Third Quarter (September 30, 2010)	$.43	$.25
Fourth Quarter (December 31, 2010)	$.36	$.25

The closing price for our common stock on December 30, 2011 was $0.23.

Stockholders

As of March 27, 2012, there were 45,151,594 shares of common stock issued and outstanding held by 79 stockholders of record (not including street name holders).

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

Executive Summary

We are an oil and natural gas exploration and production (E&P) company with current projects in Kansas and Oklahoma. As of December 31, 2011, we had two producing wells in Kansas and five producing wells in Oklahoma, and rights for the exploration and production of oil and gas on more than an aggregate of approximately 6,410 acres in those states. Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling. In exchange, we typically receive an interest in the proceeds from the project’s production.

Our producing wells in Kansas arose out of a binding Letter of Intent we entered into in 2009 with S&W Oil & Gas, LLC. The #1 Lutters Well began production on June 18, 2009 and the #3 Lutters Well which was completed as a direct-offset to the #1 Lutters Well, began production on July 14, 2010. These two wells are producing, in the aggregate, approximately 12 barrels per day. Subsequent to our fiscal year ended December 31, 2011 on February 23, 2012 due to an increase in costs of water haulage for disposal that was affecting the net revenue to the lease, the Company sold ¾ of our 25% WI for $65,000 leaving 6.25%.

We have also established five producing wells in northern Oklahoma, arising out of our 2010 operating agreement with Bay Petroleum Corp. (“Bay”), two of which began production in mid-2010. An additional three wells, including two horizontal wells, began production in 2011. Collectively, daily production from the five northern Oklahoma wells is approximately 72 barrels per day.

2011 Highlights

Exploration and Development

Our 2011 drilling activities were concentrated on our northern Oklahoma properties. In 2011 we drilled five wells in northern Oklahoma, three of which are commercially producing. NOS122, a re-entry project where the well bore and casing was opened and cleaned, began commercial production on June 29, 2011 and its current production is approximately 8-10 barrels per day. NOM1H, our first horizontal well, began commercial production on June 29, 2011 and is currently producing approximately 25-35 barrels per day and 90 MCF gas. NOW2H, a second horizontal well and direct offset to NOM1H, began commercial production on November 7, 2011 and is currently producing approximately 14 barrels per day as a pre-frack rate.

Subsequent to the 2011 fiscal year, on January 9, 2012, we announced plans to drill a third horizontal well, NOM3H.

Drilling and Completion Expenditures

During the 2011 fiscal year, we invested $1,374,730 in drilling and completion of new wells.

Production

Our total 2011 fiscal year production was net 3,834.5 barrels of oil and 602.1 BOE (3,613.4 MCF) of natural gas, based upon a 6:1 ratio of MCF gas to barrels of oil. Average daily production for the 2011 fiscal year averaged 10.5 barrels of oil, an increase of 265% from the 2010 fiscal year daily production of 3.96 barrels. Daily gas production for the 2011 fiscal year, the Company’s first year of commercial gas production, averaged 1.64 BOE.

Leaseholds

On July 13, 2011, we entered into an agreement with Bay whereby we purchased a forty percent (40%) ownership interest in certain leases held by Bay covering more than 3,000 acres in southern Oklahoma and a right of first refusal to acquire a forty percent (40%) ownership interest in any additional acreage Bay may obtain in the same region as the Acquired Leases. We also purchased a working interest in certain leases held by Bay (the “Developing Leases”) and agreed to specific drilling sites and the allocation of revenues and costs between the parties with respect to such leases.

2012 Outlook

Our 2012 operating plans include drilling a planned approach on the horizontal well locations at both North and South Oklahoma Projects. Our goal of drilling a well every 90 days would see three wells on the South Oklahoma project and three on the North by the end of the 2012 fiscal year. Additionally, two vertical offsets of the NOS122 have been engineered. Therefore, our goal is to drill a total of eight wells in 2012.

Our future operations will require substantial capital expenditures which will exceed our current revenues. Therefore, we are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability to meet our business objectives.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our acquisition, working capital and other cash requirements.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the year ended December 31, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2011 and December 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2011

We reported total current assets of $128,490 at December 31, 2011, consisting of cash of $2,609, accounts receivable of $46,417 and prepaid expenses of $79,464.  Total current liabilities reported of $4,230,209 included accounts payable of $565,552, note payable and accrued interest of $202,484, convertible debentures of $2,797,511 and accrued interest on convertible debenture of $456,638.  The Company had a working capital deficit of $4,101,719 at December 31, 2011.

Stockholders’ Deficiency increased from $1,372,342 at December 31, 2010 to $2,136,142 at December 31, 2011.  This increase is due primarily to an increase in our accumulated deficit from $7,740,391 at December 31, 2010 to $10,474,470 at December 31, 2011.

Cash and Cash Equivalents

As of December 31, 2011, we had cash of $2,609.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations for the Fiscal Year Ended December 31, 2011

For the fiscal year ended December 31, 2011, we incurred a net loss of $2,734,079.

General and administration expenses for the fiscal year end December 31, 2011, amounted to $635,091 compared to $416,864 in 2010.  Executive compensation for the 2011 fiscal year end was $602,000 compared to $430,000 in 2010.

Results of Operations for the Fiscal Year Ended December 31, 2010

For the fiscal year ended December 31, 2010, we incurred a net loss of $2,464,333.

General and administration expenses for the fiscal year end December 31, 2010, amounted to $416,864 compared to $348,045 in 2009.  Executive compensation for the 2010 fiscal year end is $430,000 compared to $173,749 in 2009.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $2,609, and working capital deficiency of $4,101,719.  During the year ended December 31, 2011, we funded our operations from the proceeds of private sales of equity and/or convertible notes and proceeds from our producing wells.  We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended December 31, 2011, we used net cash of $527,784 in operations.  Net cash used in operating activities reflected an increase in accrued interest from $191,847 for the fiscal year ended December 31, 2010 to $583,803 for the fiscal year ended December 31, 2011 and a decrease in impairment expenses from $759,160 for the year ended December 31, 2010 to $173,879 for the fiscal year ended December 31, 2011.

We raised $1,901,898 during the year ended December 31, 2011 from the issuance of common stock and convertible notes and debentures. We received $317,931 in revenue during the year ended December 31, 2011 from our producing wells.

Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate drilling five wells in Oklahoma and Kansas in 2011 which will cost approximately $1,875,000. Additionally, we have an aggregate of $1,176,451 in outstanding short term borrowings. Approximately $633,306 of these borrowings may be converted into equity at the option of the holder and $387,480 of these borrowings may be converted into equity at either the option of the holder, or under certain circumstances at the option of the Company. In the event these borrowings are not converted to equity we will need to secure additional debt or equity financing to pay such obligations as they become due. We are currently in negotiations with various lending parties as well as suitable joint venture partners. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

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

Capital Expenditures

We made capital expenditure investments in six natural resource projects in the aggregate amount of $1,374,730 during the fiscal year ending December 31, 2011.  One of those investments produced a “dry hole” and $80,000 was treated as an impairment expense.  Another investment was impaired by $93,879 to bring the total capitalized costs in line with its market value. At December 31, 2011 the company has eleven investments valued at cost for a total of $1,965,577 net of amortization.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contractual Obligations At December 31, 2011	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Note Payable @ 12%	$25,000	$25,000
Note Payable @ 24%	$71,000	$71,000
Note Payable @ 6%	$79,980	$79,980
Convertible Promissory Note @ 18%	$633,306	$633,306
Convertible Promissory Note @ 24%	$2,164,205	$2,164,205
Total	$2,973,491	$2,973,491

The above table outlines our obligations as of December 31, 2011 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

Subsequent to our fiscal year ended December 31, 2011, on January 24, 2012, the Company issued 400,000 shares of the Company’s Common Stock to Robert McIntosh, 250,000 to John J. Lennon and 250,000 to Dan Holladay in lieu of executive compensation.

Subsequent to our fiscal year ended December 31, 2011, in January 2012, the Company verbally agreed to pay Mr. Lennon a salary of $3,000 per month and grant him 100,000 shares of our Common Stock.

Subsequent to our fiscal year ended December 31, 2011, on March 1, 2012, the Company issued 200,000 shares in relation to consulting agreements.

Subsequent to our fiscal year ended December 31, 2011, on March 26, 2012, the Company issued 10,997,289 shares of common stock in conversion of $2,177,046 of convertible debt plus interest at $0.25 per share.

Subsequent to our fiscal year ended December 31, 2011, on March 26, 2012, the Company issued 187,277 shares of common stock in exchange for a note payable in the amount of $46,819.14 at $0.25 per share.

The issuances described above were issued in reliance upon Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	57	Chairman of the Board; Chief Financial Officer and Secretary
Dan Holladay	52	Director, Vice President Operations
Robert McIntosh	51	Director; President and Chief Executive Officer

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

John J. Lennon.  Mr. Lennon became our President, Chairman and Chief Financial Officer in February 2009.  On June 2, 2009, Mr. Lennon resigned as President, but remained as our Chief Financial Officer.  Mr. Lennon serves as President and a Director of UV Flu Technologies, Inc.  Mr. Lennon has served as  President of Chamberlain Capital Partners since 2004, and served as a Director of American Durahomes from 2006 and Treasurer, VP of Finance and a Director of US Starcom from 2005 to 2007.  Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy.  Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding.  He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. From May 30, 2008, until July 6, 2009, Mr. Lennon served as a Director, Treasurer and VP of Finance of Brite-Strike Tactical Illumination Products, Inc.  From 2007 to 2011, Mr. Lennon served as President and a Director of NYXIO Technologies Corp. (previously LED Power Group, Inc.). From 2007 to 2009, Mr. Lennon served as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.   Mr. Lennon’s prior executive officer and director experience provides our Board with a perspective of someone with knowledge in multiple facets of public and private company operations and strategy.

Dan Holladay.  Mr. Holladay became a Director of the Company in June 2009 and became Vice President Operations effective September 1, 2011.  Mr. Holladay is oil industry management consultant based in Wichita Kansas.  He graduated in 1983 from the University of Eastern New Mexico with an Associate degree in Petroleum Management following extensive studies at the University of Kansas in geology.  After a short career in a variety of oil field work, he began a 25 year career as an Investment Adviser for firms such as AG Edwards where he advised high net worth clients.  Recently, Mr. Holladay has been working as an independent oil industry management consultant where he has been identifying, evaluating and assisting companies and individuals on a variety of Kansas based oil and gas prospects for both exploration and production projects.  On July 30, 2009, Mr. Holladay filed for personal bankruptcy in the United States Bankruptcy Court for the Sedgwick County, Kansas (Case No. 09CV4118) and was discharged under Chapter 7 on January 25, 2010.  The Board has considered Mr. Holladay’s bankruptcy filing and determined that it has no bearing on his efforts on behalf of our company.  Mr. Holladay’s background as an oil industry management consultant, and his 25 year career as an investment advisor, provides a unique perspective to our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

In connection with the issuance of 400,000 shares of our common stock to Robert McIntosh on June 16, 2011, Mr. McIntosh was required to file a Form 4 no later than June 20, 2011.  Mr. McIntosh filed the Form 4 on August 10, 2011.

In connection with the issuance of 200,000 shares of our common stock to Dan Holladay on June 16, 2011, Mr. Holladay was required to file a Form 4 no later than June 20, 2011.  Mr. Holladay filed the Form 4 on August 10, 2011.

In connection with the issuance of 250,000 shares of our common stock to Dan Holladay on January 25, 2012, Mr. Holladay was required to file a Form 4 no later than January 27, 2012.  Mr. Holladay filed the Form 4 on February 15, 2012.

In connection with the issuance of 400,000 shares of our common stock to Robert McIntosh on January 25, 2012, Mr. McIntosh was required to file a Form 4 no later than January 27, 2012.  Mr. McIntosh filed the Form 4 on February 15, 2012.

In connection with the issuance of 250,000 shares of our common stock to Chamberlain Capital, LLC, on January 25, 2012, John J. Lennon, as the sole member of Chamberlain Capital, LLC, was required to file a Form 4 no later than January 27, 2012.  Mr. Lennon filed the Form 4 on February 15, 2012.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us during our most recent fiscal year, as filed with the Securities Exchange Commission, as of December 31, 2011, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

On July 20, 2009, our Board of Directors adopted a Code of Ethical Conduct that provides an ethical standard for all employees, officers and directors.  A copy of the Code of Ethical Conduct will be provided, without charge, to any person who so requests. A copy of the Code of Ethical Conduct may be requested via the following address or phone number:

American Petro-Hunter Inc.

17470 North Pacesetter Way

Scottsdale AZ, 85255

(480) 305-2052

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2010 and December 31, 2011.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John J. Lennon,	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chairman of the Board, Chief Financial Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Robert McIntosh	2011	$180,000	$-0-	$204,000	$-0-	$-0-	$-0-	$ 0-	$384,000
Director, President and Chief Executive Officer	2010	$180,000	$-0-	$136,000	$-0-	$-0-	$-0-	$-0-	$316,000

Dan Holladay	2011	$116,000	$-0-	$102,000	$-0-	$-0-	$-0-	$-0-	$218,000
Director, Vice President Operations	2010	$80,200	$-0-	$34,000	$-0-	$-0-	$-0-	$-0-	$114,200

Pursuant to the business consultant agreement with Mr. McIntosh, dated March 15, 2009, it was agreed that Mr. McIntosh would provide us with corporate management consulting services for a monthly fee of $15,000.  The initial term of the agreement is twelve months with automatic renewals on a month-by-month basis thereafter. Mr. McIntosh received a total of $316,000 in compensation for the fiscal year ended December 31, 2010, of this, $136,000 was stock issued for services rendered. Mr. McIntosh received a total of $384,000 in compensation for the fiscal year ended December 31, 2011, of this, $204,000 was stock issued for services rendered.

Subsequent to our fiscal year ended December 31, 2011, in January 2012, the Company verbally agreed to pay Mr. Lennon a salary of $3,000 per month and grant him 100,000 shares of our Common Stock.

Mr. Holladay became a Director in June 2009. On September 1, 2011, Mr. Holladay became our Vice President Operations, and his responsibilities were increased to include supervision of all field operations. He entered into a verbal agreement, effective September 1, 2011, whereby his monthly compensation was increased to $15,000 per month.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  There are no other compensation arrangements with directors, and the directors did not receive any other compensation in the fiscal year ending December 31, 2011.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2012, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of March 27, 2012.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Common Stock(1)		Percentage of Common Stock Outstanding(1)

John J. Lennon 104 Swallow Hill Drive Barnstable, Massachusetts	Common	250,000	(2)	.55%

Robert B. McIntosh 17470 N Pacesetter ‘Way Scottsdale, AZ 85255	Common	1,000,000		2.21%

Dan Holladay 5813 E 17 Wichita, KS 67208	Common	500,000		1.11%

All Executive Officers and Directors as a Group (3 persons)	Common	1,750,000		3.87%

(1)	Consists of the aggregate total of shares of common stock held by the named individual directly. Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 45,151,594 shares of common stock outstanding as of March 27, 2012. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of March 27, 2012, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 250,000 shares held by Chamberlain Capital LLC. Mr. Lennon has sole voting and dispositive power with respect to such shares.

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

On September 1, 2011, the Company agreed to name Dan Holladay, a director of the Company, to the position of Vice President Operations. Mr. Holladay entered into a verbal agreement with the Company, effective September 1, 2011, whereby his monthly compensation was increased to $15,000 per month.

During the year ended December 31, 2011, the Company granted 400,000 shares of the Company’s Common Stock to Robert McIntosh and 200,000 shares to Dan Holladay in lieu of executive compensation.

Subsequent to our fiscal year ended December 31, 2011, in January 2012, the Company verbally agreed to pay John J. Lennon a salary of $3,000 per month and grant him 100,000 shares of our Common Stock, for his service as Chief Financial Officer of the Company.

Subsequent to our fiscal year ended December 31, 2011, on January 24, 2012, the Company issued 400,000 shares of the Company’s Common Stock to Robert McIntosh, 250,000 to John J. Lennon and 250,000 to Dan Holladay in lieu of executive compensation.

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

Director Independence

During fiscal 2011, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver, Martin & Samyn, LLC for the fiscal periods shown.

	December 31, 2011	December 31, 2010
Audit Fees	$22,750	$23,250
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$22,750	$23,250

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in fiscal 2011.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Management and Governance Consultant Agreement with Robert McIntosh

10.2(3)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.3(4)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.4(5)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.5(6)	Note Purchase Agreement dated August 13, 2009.

10.6(7)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.7(8)	Secured Convertible Promissory Note dated September 15, 2009

10.8(9)	Operating Agreement with Bay Petroleum Corp.

10.9(10)	Note Purchase Agreement

10.10(10)	Form of Convertible Debenture

10.11(10)	Form of Warrant

10.12(11)	Amended and Restated Debenture

10.13(12)	Purchase Agreement with Bay Petroleum Corp.

10.14(12)	Working Interest Agreement with Bay Petroleum Corp.

10.15(12)	Amendment to Amended and Restated Convertible Debenture

10.16(12)	Royalty Agreement

10.17(13)	Second Amendment to Amended and Restated Convertible Debenture

10.18(13)	Amendment to Royalty Agreement

10.19(14)	Notes Amendment

21	List of Subsidiaries

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form 8-K dated March 27, 2009.

(3)	Incorporated by reference to Form 8-K dated May 6, 2009.

(4)	Incorporated by reference to Form 8-K dated June 11, 2009.

(5)	Incorporated by reference to Form 8-K dated June 23, 2009.

(6)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.

(7)	Incorporated by reference to Form 8-K dated August 27, 2009.

(8)	Incorporated by reference to Form 8-K dated September 24, 2009.

(9)	Incorporated by reference to Form 8-K dated April 23, 2010.

(10)	Incorporated by reference to Form 8-K dated May 20, 2010.

(11)	Incorporated by reference to Form 10-Q filed May 12, 2011.

(12)	Incorporated by reference to Form 8-K dated July 19, 2011.

(13)	Incorporated by reference to Form 10-Q/A dated August 12, 2011.

(14)	Incorporated by reference to Form 8-K dated August 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: March 28, 2012	/s/ Robert B. McIntosh
By: Robert B. McIntosh
Its: President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Robert B. McIntosh	President, Chief Executive Officer and Director	March 28, 2012
Robert B. McIntosh	(Principal Executive Officer)

/s/ John J. Lennon	Chief Financial Officer, Secretary and Chairman of the Board	March 28, 2012
John J. Lennon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Holladay	Director	March 28, 2012
Dan Holladay

To the Board of Directors and Stockholders

American Petro-Hunter, Inc.

Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. American Petro-Hunter, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2011 and 2010 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City, Missouri

March 28, 2012

American Petro-Hunter, Inc.

Balance Sheets

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$2,609	$3,225
Accounts receivable	46,417	15,620
Prepaid expenses	79,464	8,373
Total current assets	128,490	27,218

Investments in mineral properties, net of accumulated amortization of $135,987 and $16,572, respectively	1,965,577	884,142

Total assets	$2,094,067	$911,360

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$565,552	$251,391
Note payable and accrued interest	202,484	40,493
Convertible debenture, net of discount of $212,070 and $386,453	2,164,205	1,076,321
Convertible debenture	633,306	633,306
Accrued interest on convertible debenture	456,638	187,331
Royalty interest payable	113,164	-
Loan guarantee	94,860	94,860
Total current liabilities	4,230,209	2,283,702

Stockholders' (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 32,867,028 and 27,060,561 shares issued and outstanding as of December 31, 2011 and 2010, respectively	32,867	27,061
Common stock owed but not issued; 0 and 542,857 shares as of December 31, 2011 and 2010, respectively	-	543
Additional paid-in capital	8,313,575	6,348,559
Accumulated comprehensive gain (loss)	(8,114)	(8,114)
Accumulated deficit	(10,474,470)	(7,740,391)
Total stockholders' (deficit)	(2,136,142)	(1,372,342)

Total liabilities and stockholders' (deficit)	$2,094,067	$911,360

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Statements of Operations

	For the year ended
	December 31,
	2011	2010

Revenue	$317,931	$92,754

Cost of Goods Sold
Production and amortization	228,863	62,999

Gross profit	89,068	29,755

General and administrative	635,091	416,864
Executive compensation	602,000	430,000
Impairment expense	173,879	759,160
Total expenses	1,410,970	1,606,024

Net loss before other income (expense)	(1,321,902)	(1,576,269)

Other income (expense):
Interest expense	(1,412,177)	(888,064)
Total other income (expense)	(1,412,177)	(888,064)

Net loss before income taxes	(2,734,079)	(2,464,333)

Provision for income taxes	-	-

Net loss	(2,734,079)	(2,464,333)

Other comprehensive income (expense)	-	-

Comprehensive loss	$(2,734,079)	$(2,464,333)

Weighted average common shares outstanding - basic and fully diluted	28,221,310	26,736,127

Net (loss) per share - basic and fully diluted	$(0.10)	$(0.09)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Statement of Stockholder's (Deficit)

	Common Stock		Additional	Stock		Accumulated	Total
			Paid-in	owed but	Accumulated	Comprehensive	Stockholder's
	Shares	Amount	Capital	not issued	Deficit	(Loss)	(deficit)

Balance at December 31, 2009	23,748,561	$23,749	$5,110,636	$1,831	$(5,276,058)	$(8,114)	$(147,956)

Shares issued for compensation	250,000	250	169,750	-	-	-	170,000
Shares issued that were owed	1,830,825	1,831	-	(1,831)	-	-	-
Exercise of warrants	231,175	231	34,445	-	-	-	34,676
Convertible debenture converted to stock	1,000,000	1,000	349,000	-	-	-	350,000
Shares sold for cash	-	-	154,557	443	-	-	155,000
Exercise of warrants	-	-	14,900	100	-	-	15,000
Beneficial conversion feature issued on convertible debenture	-	-	515,271	-	-	-	515,271
Net loss	-	-	-	-	(2,464,333)	-	(2,464,333)

Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)

Shares issued that were owed	542,856	543	-	(543)	-	-	-
Shares issued for compensation	600,000	600	305,400	-	-	-	306,000
Shares issued for services	100,000	100	50,900	-	-	-	51,000
Shares issued for cash	200,000	200	49,800	-	-	-	50,000
Convertible debenture converted to stock	4,363,611	4,363	1,086,539	-	-	-	1,090,902
Beneficial conversion feature issued on convertible debenture	-	-	472,377	-	-	-	472,377
Net loss	-	-	-	-	(2,734,079)	-	(2,734,079)

Balance at December 31, 2011	32,867,028	$32,867	$8,313,575	$-	$(10,474,470)	$(8,114)	$(2,136,142)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Statement of Cash Flows

	For the year ended
	December 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(2,734,079)	$(2,464,333)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	306,000	170,000
Shares issued for services	51,000	-
Amortization of discount	646,760	512,839
Impairment expense	173,879	759,160
Amortization of mineral properties	119,415	16,572
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30,797)	(10,602)
(Increase) decrease in other receivable	-	13,184
(Increase) decrease in taxes recoverable	-	2,111
(Increase) decrease in prepaid expenses	(71,091)	(8,373)
Increase (decrease) in accounts payable and accrued liabilities	427,326	66,789
Increase (decrease) in accrued interest	583,803	191,847
Net cash used by operating activities	(527,784)	(750,806)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	80,000
Acquisition of mineral properties	(1,374,730)	(1,031,440)
Net cash used by investing activities	(1,374,730)	(951,440)

Cash flows from financing activities
Proceeds from sale of common stock	50,000	155,000
Proceeds from warrant exercise	-	49,676
Proceeds from note payable	150,980	-
Proceeds from convertible debenture	1,700,918	1,462,774
Net cash provided by financing activities	1,901,898	1,667,450

Net increase (decrease) in cash	(616)	(34,796)
Cash - beginning	3,225	38,021
Cash - ending	$2,609	$3,225

Supplemental disclosures:
Interest paid	$136,500	$108,000
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$306,000	$170,000
Shares issued for services	$51,000	$-
Note payable and accrued interest converted to stock	$1,090,902	$350,000

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.

Notes to Financial Statements

December 31, 2011

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

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has limited assets and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles of accounting

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-5”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See footnote 9 for further details.

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

Net loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2011 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature. See Note 5 for further details.

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

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards

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

During the year ended December 31, 2011, the Company made six investments totaling $1,374,730. During the year ended December 31, 2010, the Company made eight investments totaling $1,031,440. Prior to 2010, the Company made nine investments totaling $1,473,663. Several of those investments produced “dry holes” and were therefore fully impaired. During the year ended December 31, 2011, 2010, and 2009, impairment expense related to these “dry holes” was $80,000, 765.229, and 765,229, respectively. In addition, during the year ended December 31, 2011, another investment was impaired by $93,879 to bring the total capitalized costs in line with its market value for total impairment expense for 2011 of $173,879. As of December 31, 2011, the Company has investments, valued at cost, of $2,101,564; $1,365,714 in proved wells and $735,850 in unproved wells. As of December 31, 2010, the Company had investments, valued at cost, of $900,714; $305,964 in proved wells and $594,750 in unproved wells. Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the year ended December 31, 2011 and 2010 was $119,415 and $16,572, respectively. A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.   During the year ended December 31, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property. Amortization expense was $22,568 and 16,572 on this prospect for the years ended December 31, 2011 and 2010, respectively. Subsequent to December 31, 2011, 75% of this property was sold for a loss. During the year ended December 31, 2011, an impairment charge of $93,879 was taken on this property to bring the net book value in-line with its market value.

S&W Oil & Gas, LLC – Rooney Prospect

On June 19, 2009, the Company entered into a binding LOI with S&W to participate in the drilling for oil and natural gas in the Rooney Prospect located in southwestern Ford County, Kansas.  Pursuant to the LOI, the Company paid S&W a total of $113,333 for land acquisition and leasing costs, $216,697 for the 3D seismic shoot costs, and $392,231 for completion of the oil well and the purchase of necessary equipment in exchange for a 50% working interest in the 81.5 net revenue interest of the project. During the year ended December 31, 2010, this prospect was determined to be a “dry hole” and an impairment charge of $642,260 was taken on this property to bring the total capitalized costs in-line with its market value. The property was sold for $80,000 on October 15, 2010.

Shelor 23-3 Prospect

During the year ended December 31, 2009, the Company entered into an agreement with S&W to participate in the drilling for oil. Pursuant to the agreement, the Company paid S&W $116,900 for a 50% working interest in the project. During the year ended December 31, 2010, the well was determined to be a “dry hole” and the full $116,900 was written off to impairment expense.

Oklahoma prospects

During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases. During the year ended December 31, 2010, the Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of several properties in the project. $1,374,730 of additional properties were purchased during the year ending December 31, 2011. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 cost was written off to impairment expense. As of December 31, 2011, amortization expense was $96,847 relating to these wells. As of December 31, 2010, these prospects are unproved wells and were not being amortized.

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

The Company has no level 3 assets or liabilities and therefore no reconciliation has been presented for the change in level 3 assets.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$2,609	$-	$-	$2,609
Accounts & other receivables	-	46,417	-	46,417
Prepaid expenses	-	79,464	-	79,464
Accounts payable	-	565,552	-	565,552
Notes payable	-	202,484	-	202,484
Convertible debentures, net of disc	-	2,797,511	-	2,797,511
Accrued interest	-	456,638	-	456,638
Royalty interest payable	-	113,164	-	113,164
Loan Guarantee	-	94,860	-	94,860

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,225	$-	$-	$3,225
Accounts & other receivables	-	15,620	-	15,620
Prepaid expenses	-	8,373	-	8,373
Accounts payable	-	251,391	-	251,391
Notes payable	-	40,493	-	40,493
Convertible debentures, net of disc	-	1,709,627	-	1,709,627
Accrued interest	-	187,331	-	187,331
Loan Guarantee	-	94,860	-	94,860

6.	Debt and Debt Guarantee

Notes Payable

As of December 31, 2011 and 2010, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets. The note was payable in full on May 18, 2007 and is therefore in default as of December 31, 2011 and 2010. During years ended December 31, 2011 and 2010, the Company accrued interest expense of $5,082 and $4,516, respectively. As of December 31, 2011 and 2010, the balance of the note payable, including accrued interest, is $45,575 and $40,493, respectively.

During the year ended December 31, 2011, the Company received $71,000 for a demand note bearing interest at 24% per annum. During the year ended December 31, 2011, the Company accrued interest expense of $5,929. As of December 31, 2011, the balance of the note payable, including accrued interest, is $76,929.

During the year ended December 31, 2011, the Company acquired mineral properties in exchange for a $300,000 note payable. A down payment of $50,000 was paid and the remainder of $250,000 was paid in three payments starting in October of 2011.

During the year ended December 31, 2011, the Company received $79,980 for a demand note bearing interest at 6% per annum. During the year ended December 31, 2011, the Company did not accrue interest expense on the note. As of December 31, 2011, the balance of the note payable is $79,980.

Convertible Debentures - 2009

In August and September of 2009, the company received $1,000,000 from an investor to issue a convertible debenture, bearing interest at a rate of 18% per annum paid monthly on any unpaid principal balance to the investor, secured by the assets of the Company. $500,000 of the debenture was due on August 13, 2010 and the other $500,000 was due on September 15, 2010. During the year ended December 31, 2010, the Company amended the promissory note to extend the repayment date of the first to August 13, 2011 and the second to September 15, 2011. On August 13, 2011, the Company entered into a second amendment to extend the repayment date of the first note to August 13, 2012 and the second note to September 15, 2012. The debenture calls for monthly interest payments to the investor until the debenture is fully paid. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest at any time at the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days. With the debentures, the Company issued 2,857,142 warrants to purchase common shares of the Company for $0.50 per share. The warrants had a term of two years and expired during 2011. Interest payments continue to be made. During the year ended December 31, 2010, the Company and Holder agreed to reduce the initial conversion price from the lower of $0.35 per share or a 25% discount to the average closing price of the five proceeding days to the lower of $0.25 per share or a 25% discount to the average closing price of the five proceeding days. At the time of this adjustment the 25% discount to the average closing price of the five proceeding days was $0.25.

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black-scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626. A discount on the convertible debenture was recorded in the same amount and was amortized into interest expense over the life of the debenture using the interest method. For the years ended December 31, 2011 and 2010, $0 and $384,021, respectively, was amortized into interest expense in relation to these discounts.

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share to 1,000,000 shares of stock. As of December 31, 2011 and 2010, the balance due on the convertible debentures, net of the discount of $0 and $0, was $633,306 and $633,306, respectively.

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

In November of 2010, the Company amended the agreement to reduce the conversion price applicable to the conversion from $0.90 per share to $0.25 per share. The amendment made no other changes to the terms of the original debenture. The Company determined and recorded a beneficial conversion feature in relation to this amendment. The beneficial conversion feature was valued at $515,271 and recorded as additional paid in capital. A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method. For the years ended December 31, 2010 and 2011, $128,818 and $386,453, respectively, was amortized into interest expense in relation to these discounts.

During the year ended December 31, 2011, the Company received additional funds of $1,700,918. The beneficial conversion feature was valued at $472,377 and recorded as additional paid in capital. A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method. For the year ended December 31, 2011, $260,306 was amortized into interest expense in relation to these discounts.

The total amount of discounts amortized into interest expense during the year ended December 31, 2010 and 2011 was $512,839 and $646,760, respectively.

In May of 2011, the Company amended the agreement to increase the credit line from $1,500,000 to $1,800,000. In July of 2011, the Company amended the agreement to increase the credit line from $1,800,000 to $2,000,000 in exchange for a 3% royalty interest in the proceeds of the Company’s working interests in mineral properties. In August of 2011, the Company amended the agreement to extend the repayment date for all advances before September 30, 2010 to November 17, 2012; and all other advances after September 30, 2010 to be due one year from the date of advance. Additionally the credit line was increased from $2,000,000 to $3,000,000 in exchange for an additional 3% royalty interest.

The 6% royalty interest given in the amendments was valued at the present value of estimated future payments over the life of the wells. $113,164 was recorded as a royalty interest payable and corresponding prepaid financing charges. The prepaid expense will be amortized over the extension period of the loans. For the year ended December 31, 2011, $35,364 was amortized into interest expense in relation to this prepaid and $77,800 remains in prepaid expenses as of December 31, 2011. The royalty interest payable will be lowered by future royalty payments made. $0 and $4,418 royalties were paid and earned, respectively, in the year ended December 31, 2011.

In December of 2011, $1,090,902 of the debenture balance was converted into 4,363,611 shares of common stock at a conversion rate of $0.25 per share.

As of December 31, 2010, the balance due on the convertible debentures, net of the discount of $386,453, was $1,076,321.

As of December 31, 2011, the balance due on the convertible debentures, net of the discount of $212,070, was $2,164,205.

Loan Guarantee

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary. The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses. Upon receipt of the demand, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action. No interest expense has been accrued on this balance during 2011.

Interest expense

Interest expense related to all of the above items for the year ended December 31, 2011 and 2010 was $1,412,177 and $888,064, respectively.

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

During the year ended December 31, 2010, the Company issued 1,000,000 shares of common stock in conversion of $350,000 of convertible debt at $0.35 per shares. See Note 6 for further details.

During the year ended December 31, 2010, the Company received $155,000 for the purchase of 442,857 shares of common stock and 442,857 warrants with an exercise price of $0.50. As of December 31, 2010, these shares had not been issued and were shown as common stock owed but not issued. The shares were issued in 2011.

During the year ended December 31, 2010, the Company received $15,000 for the exercise of 100,000 warrants to purchase 100,000 shares of common stock. As of December 31, 2010, these shares had not been issued and were shown as common stock owed but not issued. The shares were issued in 2011.

As of December 31, 2010, the Company had 27,060,561 shares of common stock issued and outstanding and 542,856 shares owed but not issued.

During the year ending December 31, 2011, the Company issued 542,856 shares of common stock that were owed but not issued as of December 31, 2010.

During the year ended December 31, 2011, the Company issued 600,000 shares to Directors in lieu of executive compensation. The shares were valued at $306,000 which was market value on the day of the grant.

During the year ended December 31, 2011, the Company issued 100,000 shares of common stock for services. The shares were valued at $51,000, which was market value on the day of the grant.

During the year ended December 31, 2011, the Company issued 200,000 units of equity for cash in the amount of $50,000. Each unit contained one share of common stock and one warrant for a share of common stock at an exercise price of $0.40. The warrants have a term of two years.

During the year ended December 31, 2011, the Company issued 4,363,611 shares of common stock in conversion of $1,090,902 of convertible debt at 0.25 per shares. See Note 6 for further details.

As of December 31, 2011, there are 32,867,028 shares of common stock issued and outstanding and no common stock owed but not issued.

Warrants

As of December 31, 2009, there were 331,175 and 2,857,142 warrants outstanding at an exercise price of $0.15 and $0.50, respectively.

During the year ended December 31, 2009, the Company issued 2,857,142 warrants with a convertible debenture. These warrants have 2 year terms expiring in August and September of 2011 and an exercise price of $0.50. See Note 6 for further details. During the year ended December 31, 2011, these warrants expired.

During the year ended December 31, 2010, a total of 331,175 warrants were exercised into common shares of the Company at a price of $0.15 per share to a total of $49,676.

During the year ended December 31, 2010, the Company issued 442,857 warrants with an exercise price of $0.50 in relation to a stock sale. During the year ended December 31, 2011, these warrants expired.

During the year ended December 31, 2011, the Company issued 200,000 warrants in relation to a stock sale as described above. The warrants have a $0.40 exercise price and a two year life. The warrants expire on November 7, 2013.

As of December 31, 2011, there are 200,000 warrants outstanding at an exercise price of $0.40.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2011 and 2010. The Company’s operations for the years ended December 31, 2011 and 2010 resulted in losses. Accordingly, no provision for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2011 and 2010, the Company has total losses of approximately $10,500,000 and $7,750,000, respectively, since inception which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. The Company has not filed income tax returns which may also limit its ability to claim past net operating losses. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provision for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions

During the years ended December 31, 2011 and 2010, the Company granted 600,000 shares and 250,000 shares, respectively, to directors and officers in lieu of executive compensation.

During the period from August to December of 2011, the Company reimbursed an officer $1,800 per month for a residential lease in Wichita, Kansas. The Company also reimbursed the officer approximately $8,700 in connection with meals and groceries during the same period.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On January 24, 2012, the Company issued 900,000 shares to Directors in lieu of executive compensation. The shares were valued at $189,000 which was market value on the day of the grant.

On March 1, 2012, the Company issued 200,000 shares in relation to consulting agreements. The shares were valued at $46,000 which was market value on the day of the grant.

In February of 2012, the Company sold 75% of its investment in the Poston project property for $65,000. This property accounted for approximately 33.5% of the Company’s revenues during the year ended December 31, 2011.

In March of 2012, the Company issued 10,997,289 shares of common stock in conversion of $2,177,046 of convertible debt plus interest, at $0.25 per share.

In March of 2012, the Company issued 187,277 shares of common stock in exchange for a note payable in the amount of $46,819.14 at $0.25 per share.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Management and Governance Consultant Agreement with Robert McIntosh

10.2(3)	Letter of Intent with S&W Oil & Gas, LLC dated May 4, 2009.

10.3(4)	Letter of Intent with S&W Oil & Gas, LLC dated June 11, 2009.

10.4(5)	Letter of Intent with S&W Oil & Gas, LLC dated June 23, 2009.

10.5(6)	Note Purchase Agreement dated August 13, 2009.

10.6(7)	Letter of Intent with S&W Oil & Gas, LLC dated August 25, 2009.

10.7(8)	Secured Convertible Promissory Note dated September 15, 2009

10.8(9)	Operating Agreement with Bay Petroleum Corp.

10.9(10)	Note Purchase Agreement

10.10(10)	Form of Convertible Debenture

10.11(10)	Form of Warrant

10.12(11)	Amended and Restated Debenture

10.13(12)	Purchase Agreement with Bay Petroleum Corp.

10.14(12)	Working Interest Agreement with Bay Petroleum Corp.

10.15(12)	Amendment to Amended and Restated Convertible Debenture

10.16(12)	Royalty Agreement

10.17(13)	Second Amendment to Amended and Restated Convertible Debenture

10.18(13)	Amendment to Royalty Agreement

10.19(14)	Notes Amendment

21	List of Subsidiaries

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2)	Incorporated by reference to Form 8-K dated March 27, 2009.

(3)	Incorporated by reference to Form 8-K dated May 6, 2009.

(4)	Incorporated by reference to Form 8-K dated June 11, 2009.

(5)	Incorporated by reference to Form 8-K dated June 23, 2009.

(6)	Incorporated by reference to Form 10-QSB for the period ended June 30, 2009.

(7)	Incorporated by reference to Form 8-K dated August 27, 2009.

24

(8)	Incorporated by reference to Form 8-K dated September 24, 2009.

(9)	Incorporated by reference to Form 8-K dated April 23, 2010.

(10)	Incorporated by reference to Form 8-K dated May 20, 2010.

(11)	Incorporated by reference to Form 10-Q filed May 12, 2011.

(12)	Incorporated by reference to Form 8-K dated July 19, 2011.

(13)	Incorporated by reference to Form 10-Q/A dated August 12, 2011.

(14)	Incorporated by reference to Form 8-K dated August 16, 2011.

25