Form 10-Q
period 2012-03-31
AMERICAN PETRO-HUNTER INC
filed 2012-05-17
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22723

AMERICAN PETRO-HUNTER INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0552874
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2012
Common stock, $.001 par value	47,540,406

AMERICAN PETRO HUNTER INC.

FORM 10-Q

March 31, 2012

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 29, 2012.

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

Item 1. Financial Statements.

American Petro-Hunter, Inc.

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash	$7,311	$2,609
Accounts receivable	45,178	46,417
Prepaid expenses	61,354	79,464
Total current assets	113,843	128,490

Investments in mineral properties, net of accumulated
amortization of $172,330 and $135,987, respectively	1,765,898	1,965,577

Total assets	$1,879,741	$2,094,067

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$589,902	$565,552
Note payable and accrued interest	163,794	202,484
Convertible debenture, net of discount of $9,553 and $212,070	377,927	2,164,205
Convertible debenture	633,306	633,306
Accrued interest on convertible debenture	26,336	456,638
Royalty interest payable	113,164	113,164
Loan guarantee	-	94,860
Total current liabilities	1,904,429	4,230,209

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized,
45,081,594 and 32,867,028 shares issued and outstanding as
of March 31, 2012 and December 31, 2011, respectively	45,081	32,867
Additional paid-in capital	11,309,002	8,313,575
Accumulated comprehensive gain (loss)	-	(8,114)
Accumulated deficit	(11,378,771)	(10,474,470)
Total stockholders' (deficit)	(24,688)	(2,136,142)

Total liabilities and stockholders' equity (deficit)	$1,879,741	$2,094,067

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Condensed Statements of Operations

	(Unaudited)
	March 31,
	2012	2011

Revenue	$114,723	$45,669

Cost of Goods Sold
Production and amortization	72,653	25,851

Gross profit	42,070	19,818

General and administrative	105,791	102,652
Executive compensation	285,000	66,000
Impairment expense	256,737	-
Total expenses	647,528	168,652

Net loss before other income (expense)	(605,458)	(148,834)

Other income (expense):
Gain on forgiveness of debt	86,746	0
Interest expense	(385,589)	(411,227)
Total other income (expense)	(298,843)	(411,227)

Net loss before income taxes	(904,301)	(560,061)

Provision for income taxes	-	-

Net loss	(904,301)	(560,061)

Other comprehensive income (expense)	8,114	-

Comprehensive loss	$(896,187)	$(560,061)

Weighted average common shares
outstanding - basic and fully diluted	33,844,015	27,060,561

Net (loss) per share -
basic and fully diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Condensed Statement of Stockholder's Equity (Deficit)

							Total
	Common Stock		Additional	Stock		Accumulated	Stockholder's
			Paid-in	owed but	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	not issued	Deficit	(Loss)	(deficit)
Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)
Shares issued that were owed	542,856	543	-	(543)	-	-	-
Shares issued for compensation	600,000	600	305,400	-	-	-	306,000
Shares issued for services	100,000	100	50,900	-	-	-	51,000
Shares issued for cash	200,000	200	49,800	-	-	-	50,000
Convertible debenture converted to stock	4,363,611	4,363	1,086,539	-	-	-	1,090,902
Beneficial conversion feature issued on
convertible debenture	-	-	472,377	-	-	-	472,377
Net loss	-	-	-	-	(2,734,079)	-	(2,734,079)
Balance at December 31, 2011	32,867,028	32,867	8,313,575	-	(10,474,470)	(8,114)	(2,136,142)
Shares issued for compensation	900,000	900	188,100	-	-	-	189,000
Shares issued in exchange for accts pay.	200,000	200	39,800	-	-	-	40,000
Convertible debenture converted to stock	10,927,289	10,927	2,720,895	-	-	-	2,731,822
Shares issued in exchange for notes pay.	187,277	187	46,632	-	-	-	46,819
Net Loss	-	-	-	-	(904,301)	8,114	(896,187)
Balance at March 31, 2012	45,081,594	45,081	11,309,002	-	(11,378,771)	-	(24,688)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Condensed Statement of Cash Flows

	For the three months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net (loss)	$(904,301)	$(560,061)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	189,000	-
Amortization of discount	202,517	271,555
Impairment expense	256,737	-
Amortization of mineral properties	36,342	7,051
Gain on forgiveness of debt	(86,746)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,239	404
(Increase) decrease in prepaid expenses	18,110	8,373
Increase (decrease) in accounts payable and accrued liabilities	64,350	52,342
Increase (decrease) in accrued interest	132,604	90,923
Net cash used by operating activities	(90,148)	(129,413)
Cash flows from investing activities
Proceeds from sale of mineral properties	65,000	-
Acquisition of mineral properties	(158,400)	(309,000)
Net cash used by investing activities	(93,400)	(309,000)
Cash flows from financing activities
Proceeds from convertible debenture	188,250	436,861
Net cash provided by financing activities	188,250	436,861
Net increase (decrease) in cash	4,702	(1,552)
Cash - beginning	2,609	3,225
Cash - ending	$7,311	$1,673
Supplemental disclosures:
Interest paid	$29,250	$48,750
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for compensation	$189,000	$-
Accounts payable converted to stock	$40,000	$-
Note payable and accrued interest converted to stock	$2,778,641	$-

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.

Notes to Condensed Financial Statements

March 31, 2012

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

Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10. Under ASC 605-10, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured.

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

Net loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended December 31, 2011 and the three months ended March 31, 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and March 31, 2012 due to their short-term nature. See Note 5 for further details.

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

During the three months ended March 31, 2012, the Company made one investment totaling $158,400. During the year ended December 31, 2011, the Company made six investments totaling $1,374,730. Prior to 2011, the Company made seventeen investments totaling $2,505,103. Several of those investments produced “dry holes” and were therefore fully impaired. During the three months ended March 31, 2012, impairment expense relating to these “dry holes” was $0. During the year ended December 31, 2011, 2010, and 2009, impairment expense related to these “dry holes” was $80,000, 765.229, and 765,229, respectively. In addition, during the three months ended March 31, 2012, an investment was impaired by $256,737 to bring the total capitalized costs in line with its market value. During the year ended December 31, 2011, an investment was impaired by $93,879 to bring the total capitalized costs in line with its market value for total impairment expense for 2011 of $173,879. As of March 31, 2012, the Company has investments, value at cost of $1,938,228; $1,314,848 in proved wells and $623,380 in unproved wells. As of December 31, 2011, the Company has investments, valued at cost, of $2,101,564; $1,365,714 in proved wells and $735,850 in unproved wells. Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the three months ended March 31, 2012 and year ended December 31, 2011 was $36,342 and $119,415, respectively. A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into a binding Letter of Intent (“LOI”) with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”).  Pursuant to the LOI, the Company paid S&W $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. During the year ended December 31, 2009, an additional $44,624 was paid for completion of the oil well and for the purchase of necessary equipment.   During the year ended December 31, 2010, the Company paid an additional $106,167 for drilling and completion costs of a second well on this property. Amortization expense was $22,568 and 16,572 on this prospect for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, an impairment charge of $93,879 was taken on this property to bring the net book value in-line with its market value. During the three months ended March 31, 2012, 75% of the property was sold for $65,000, which matched its book value.

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

Oklahoma prospects

During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases. During the year ended December 31, 2010, the Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of several properties in the project. $1,374,730 of additional properties were purchased during the year ending December 31, 2011. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 cost was written off to impairment expense. During the three months ended March 331, 2012, the Company purchased additional property for $158,400. As of March 31, 2012 and December 31, 2011, amortization expense was $129,449 and $96,847, respectively, relating to these wells. As of December 31, 2010, these prospects are unproved wells and were not being amortized.

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

The Company has no level 3 assets or liabilities and therefore no reconciliation has been presented for the change in level 3 assets.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$7,311	$-	$-	$7,311
Accounts & other receivables	-	45,178	-	45,178
Prepaid expenses	-	61,354	-	61,354
Accounts payable	-	589,902	-	589,902
Notes payable	-	163,794	-	163,794
Convertible debentures, net of disc.	-	1,011,233	-	1,011,233
Accrued interest	-	23,336	-	23,336
Royalty interest payable	-	113,164	-	113,164

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$2,609	$-	$-	$2,609
Accounts & other receivables	-	46,417	-	46,417
Prepaid expenses	-	79,464	-	79,464
Accounts payable	-	565,552	-	565,552
Notes payable	-	202,484	-	202,484
Convertible debentures, net of disc.	-	2,797,511	-	2,797,511
Accrued interest	-	456,638	-	456,638
Royalty interest payable	-	113,164	-	113,164
Loan Guarantee	-	94,860	-	94,860

6.	Debt and Debt Guarantee

Notes Payable

As of December 31, 2011 and 2010, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets. The note was payable in full on May 18, 2007 and is therefore in default as of December 31, 2011 and 2010. During the three months ended March 31, 2012 and year ended December 31, 2011, the Company accrued interest expense of $1,244 and $5,082, respectively. As of December 31, 2011, the balance of the note payable, including accrued interest, is $45,575. On March 26, 2012, $46,819, the note balance and accrued interest, was converted to 187,277 shares of common stock at a fair market value of $0.25 per share. As of March 31, 2012, there is no remaining balance on the note.

During the year ended December 31, 2011, the Company received $71,000 for a demand note bearing interest at 24% per annum. During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company accrued interest expense of $4,603 and $5,929, respectively. As of March 31, 2012 and December 31, 2011, the balance of the note payable, including accrued interest, is $81,532 and $76,929, respectively.

During the year ended December 31, 2011, the Company acquired mineral properties in exchange for a $300,000 note payable. A down payment of $50,000 was paid and the remainder of $250,000 was paid in three payments starting in October of 2011. This note was paid in full during the year ended December 31, 2011.

During the year ended December 31, 2011, the Company received $79,980 for a demand note bearing interest at 6% per annum. During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company accrued interest expense of $2,282 and $0, respectively. As of March 31, 2012 and December 31, 2011, the balance of the note payable is $82,262 and $79,980, respectively.

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

The warrants issued and beneficial conversion feature associated with the above convertible debentures were valued using the black-scholes option pricing model and bifurcated out of the debenture proceeds and recorded as additional paid in capital in the amount of $581,626. A discount on the convertible debenture was recorded in the same amount and was amortized into interest expense over the original life of the debenture using the interest method. As of December 31, 2010, all of the discount had been amortized into interest expense.

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share to 1,000,000 shares of stock. As of March 31, 2012 and December 31, 2011, the balance due on the convertible debentures was $633,306 and $633,306, respectively.

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

In November of 2010, the Company amended the agreement to reduce the conversion price applicable to the conversion from $0.90 per share to $0.25 per share. The amendment made no other changes to the terms of the original debenture. The Company determined and recorded a beneficial conversion feature in relation to this amendment. The beneficial conversion feature was valued at $515,271 and recorded as additional paid in capital. A discount on the convertible debenture was recorded in the same amount and will be amortized into interest expense over the remaining life of the debenture using the interest method. For the three months ended March 31, 2012 and the year ended December 31, 2011, $202,517 and $386,453, respectively, was amortized into interest expense in relation to these discounts.

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

The total amount of discounts amortized into interest expense during the year ended December 31, 2010 and 2011 was $512,839 and $646,760, respectively, and $202,517 during the three months ended March 31, 2012.

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

The 6% royalty interest given in the amendments was valued at the present value of estimated future payments over the life of the wells. $113,164 was recorded as a royalty interest payable and corresponding prepaid financing charges. The prepaid expense will be amortized over the extension period of the loans. For the three months ended March 31, 2012 and the year ended December 31, 2011, $56,582 and $35,364 was amortized into interest expense in relation to this prepaid, respectively, and $56,582 and $77,800 remains in prepaid expenses as of March 31, 2012 and December 31, 2011. The royalty interest payable will be lowered by future royalty payments made. $0 and $4,418 royalties were paid and earned, respectively, in the year ended December 31, 2011.

In December of 2011, $1,090,902 of the debenture balance was converted into 4,363,611 shares of common stock at a conversion rate of $0.25 per share.

During the three months ended March 31, 2012, the Company received additional funds under this debenture of $188,250.

In March of 2012, $2,731,822 of the debenture balance was converted into 10,927,289 shares of common stock at a conversion rate of $0.25 per share.

As of March 31, 2012 and December 31, 2011, the balance due on the convertible debentures, net of the discount of $9,553 and $212,070, was $377,927 and $2,164,205, respectively.

Loan Guarantee

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary. The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses. Upon receipt of the demand, the Company accrued the amount of the claim since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action. No interest expense has been accrued on this balance. During the three months ended March 31, 2012, the Company determined, due to the age of the loan guarantee and the appropriate statute of limitations, that the loan guarantee was invalid. The Company wrote off the loan guarantee as well as the other comprehensive loss related to the foreign currency adjustments made on the loan and realized a gain on forgiveness of debt of $86,746.

Interest expense

Interest expense related to all of the above items for the three months ended March 31, 2012 and 2011, was $385,589 and $411,227, respectively.

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

As of December 31, 2011, the Company had 32,867,028 shares outstanding and no shares owed but not issued.

In January of 12012, the Company issued 900,000 shares of common stock in lieu of executive compensation. The shares were valued at $189,000, which was market value on the day of the grant.

In March of 2012, the Company issued 200,000 shares in relation to the conversion of $40.000 of accounts payable balances

In March of 2012, the Company issued 10,927,289 shares of common stock in conversion of $2,731,822 of convertible debt and accrued interest at $0.25 per share. See Note 6 for further details.

In March of 2012, the Company issued 187,277 shares of common stock in exchange for note payable at $0.25 per share. See Note 6 for further details.

As of March 31, 2012 there is 45,081,594 shares of common stock issued and outstanding.

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

No warrants were issued or exercised in the three months ended March 31, 2012.

As of March 31, 2012, there are 200,000 warrants outstanding at an exercise price of $0.40. The warrants expire on November 7, 2013.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2011 and 2010. The Company’s operations for the year ended December 31, 2011 and the three months ended March 31, 2012 resulted in losses. Accordingly, no provision for current income taxes have been reflected in the accompanying statements of operations.

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

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company granted 900,000 and 600,000 shares , respectively, to directors and officers in lieu of executive compensation.

During the period from August to December of 2011, the Company reimbursed an officer $1,800 per month for a residential lease in Wichita, Kansas. The Company also reimbursed the officer approximately $8,700 in connection with meals and groceries during the same period and $6,525 during the three months ended March 31, 2012.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.

In May of 2012, the holder (the “Holder”) of our 2010 convertible debentures described in Note 6 converted all of the remaining principal and related accrued interest into common stock at $0.25 per share.   A total of $431,395 was converted into 1,725,580 shares of common stock.

In May of 2012, Centennial Petroleum Partners, LLC (“CPP”), the holder of the $71,000 demand note described in Note 6 converted the demand note and related accrued interest into common stock at $0.25 per share. A total of $83,140 was converted into 332,561 shares of common stock.

In May of 2012, the holder of the $79,980 demand note described in Note 6 converted the note and the related accrued interest into common stock at $0.25 per share.  A total of $82,668 was converted into 330,671 shares of common stock.

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in Kansas and Oklahoma.  As of May 15, 2012, we have two producing wells in Kansas and five producing wells in Oklahoma.  We also have rights for the exploration and production of oil and gas on an aggregate of approximately 6,230 acres in those states.  This includes our core assets with rights to explore on 2,000 acres in Oklahoma, near the town of Ripley on the North Oklahoma Mississippi Project and a forty percent (40%) working interest in 3,000 acres in south-central Oklahoma (the “South Oklahoma Lease”).

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

Producing Properties

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

On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production.  Inaugural loads of oil began shipping in July and current production at the NOS122 is six barrels per day. As a frack is required to maximize the oil production, engineering has deemed it to be risky to do so in a 30 year old well bore. It has been decided to drill an 80 acre offset with a new well bore and undertake the frack test in the new well.  This well is planned for the second quarter of 2012. The well has been designated NOS222. We estimate that our expenses associated with drilling and completing NOS222 will be approximately $290,000. The well has been scheduled to drill in June 2012.

On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect. The project has been named “North Oklahoma Mississippi Lime Project”. On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H. The Company owns a 25% Working Interest in the lease. On June 29, 2011, we announced that NOM1H had begun commercial production and currently produces between 15-20 barrels per day and 100 MCF gas.

On July 18, 2011, we announced drilling plans for a total of 11 horizontal wells at the North Oklahoma Project. As of May 2012, there are nine locations left to drill on the acreage. The current drilling schedule, which includes direct offsets, involves drilling one horizontal well approximately every 90 days. Our experience has shown that the time to drill, complete, implement large frack, recover the fluids and begin oil sales involves a minimum of 90 days. We expect to drill a minimum of two additional horizontal wells on the North Oklahoma leases in July and September, 2012. The next well will be a direct offset to the NOM-1H and is expected to cost $320,000 for our working interest share of the drilling and completion costs.

On July 27, 2011 we announced the NOW2H, an 80 acre offset to NOM1H.  On September 6, 2011, we announced the spud of the NOW2H well.  Following a successful drilling of 800 feet of horizontal lateral, excellent oil and gas shows warranted the well to be completed.  Two productive zones are present in the well. On November 7, 2011, the well commenced commercial oil and gas production. On March 26, 2012, we announced that after undergoing a second frack and the installation of a submersible pump, the well was producing at a daily rate of 30 barrels per day. Since that time the well has declined to 10-15 barrels of oil per day and 200 MCF of gas per day.

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

In April 2012, we sold our interest in the NOJ26 well on the North Oklahoma Project, yielding net proceeds of $41,000, which was used as partial funding for the SOM-1H horizontal well on our South Oklahoma Project.

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

On April 2, 2012 we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. The well has a planned 2,500 foot lateral and following the frack, is expected to begin commercial production by May 2012. On May 2 2012 we announced the well had reached a total depth of 2,500 feet and that it would be completed as an oil well having excellent oil and gas shows.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. As of, and for the three months ended March 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of three month periods ended March 31, 2012 and March 31, 2011

For the three month periods ended March 31, 2012 and March 31, 2011, we incurred a comprehensive loss of $896,187 and $560,061, respectively. The increase was largely attributed to an increase in our impairment expense from $0 to $256,737.

General and administration expenses for the three month period ended March 31, 2012 amounted to $105,791 compared to $102,652 in the same period of 2011. Executive compensation for the three month period ended March 31, 2012 was $285,000 compared to $66,000, in the same period of 2011.

We had a gain on forgiveness of debt of $86,746 during the three month period ended March 31, 2012 as compared to no such gain or loss during the three month period ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $7,311 and working capital deficiency of $1,790,586. During the three month period ended March 31, 2012, we funded our operations from revenue received and proceeds of private sales of equity and convertible notes and the exercise of warrants. Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling eight additional wells in Kansas and Oklahoma in the next twelve months which will cost approximately $2,200,000 and which will include six horizontal wells in Oklahoma. Accordingly, we expect to continue to primarily use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

For the three month period ended March 31, 2012, we used net cash of $90,148 in operations. Net cash used in operating activities decreased from $129,413 in the three month period ended March 31, 2011.

During the three month period ended March 31, 2012, we raised $188,250 from the sale of convertible debentures. We are currently reliant on short term financing arrangements to meet our short-term and long-term obligations.

Subsequent to the three month period ended March 31, 2012, a total of $597,203 of outstanding principal and interest due on our outstanding convertible debt was converted into an aggregate of 2,388,812 shares of our common stock.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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

AMERICAN PETRO-HUNTER INC.

Date: May 17, 2012	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2012	By:	/s/ John J. Lennon
John J. Lennon, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

