Form 10-Q
period 2012-06-30
AMERICAN PETRO-HUNTER INC
filed 2012-08-14
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2012
Common stock, $.001 par value	47,470,406

AMERICAN PETRO HUNTER INC.

FORM 10-Q

June 30, 2012

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

Item 1. Financial Statements.

American Petro-Hunter, Inc.

Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash	$5,784	$2,609
Accounts receivable	20,374	46,417
Prepaid expenses	4,289	79,464
Total current assets	30,447	128,490

Investments in mineral properties, net of accumulated
amortization of $129,782 and $135,987, respectively	1,787,132	1,965,577

Total assets	$1,817,579	$2,094,067

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$414,135	$565,552
Short term note from officer	39,200	-
Note payable and accrued interest	-	202,484
Convertible debenture, net of discount of $0 and $212,070	-	2,164,205
Convertible debenture	633,306	633,306
Accrued interest on convertible debenture	-	456,638
Royalty interest payable	-	113,164
Loan guarantee	-	94,860
Total current liabilities	1,086,641	4,230,209

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized,
47,470,406 and 32,867,028 shares issued and outstanding as
of June 30, 2012 and December 31, 2011, respectively	47,471	32,867
Common stock to be issued; 567,500 and 0 shares as of
June 30, 2012 and December 31, 2011	567	-
Additional paid-in capital	12,102,719	8,313,575
Accumulated comprehensive gain (loss)	-	(8,114)
Accumulated deficit	(11,419,819)	(10,474,470)
Total stockholders' (deficit)	730,938	(2,136,142)

Total liabilities and stockholders' equity (deficit)	$1,817,579	$2,094,067

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$72,954	$74,533	$187,677	$120,202

Cost of Goods Sold
Production and amortization	47,567	61,490	120,220	87,341

Gross profit	25,387	13,043	67,457	32,861

General and administrative	151,305	184,402	257,096	287,054
Executive compensation	76,000	372,000	361,000	438,000
Impairment expense	-	-	256,737	-
Total expenses	227,305	556,402	874,833	725,054

Net loss before other income (expense)	(201,918)	(543,359)	(807,376)	(692,193)

Other income (expense):
Gain on forgiveness of debt	235,985	-	322,731	-
Interest expense	(75,115)	(372,133)	(460,704)	(783,360)
Total other income (expense)	160,870	(372,133)	(137,973)	(783,360)

Net loss before income taxes	(41,048)	(915,492)	(945,349)	(1,475,553)

Provision for income taxes	-	-	-	-

Net loss	(41,048)	(915,492)	(945,349)	(1,475,553)

Other comprehensive income (expense)	-	-	8,114	-

Comprehensive loss	$(41,048)	$(915,492)	$(937,235)	$(1,475,553)

Weighted average common shares
outstanding - basic and fully diluted	46,656,635	27,407,776	40,196,644	27,100,618

Net (loss) per share -
basic and fully diluted	$(0.001)	$(0.033)	$(0.024)	$(0.054)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Condensed Statement of Stockholder's Equity (Deficit)

							Total
	Common Stock		Additional	Stock		Accumulated	Stockholder’s
			Paid-in	owed but	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	not issued	Deficit	(Loss)	(deficit)

Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)

Shares issued that were owed	542,856	543	-	(543)	-	-	-
Shares issued for compensation	600,000	600	305,400	-	-	-	306,000
Shares issued for services	100,000	100	50,900	-	-	-	51,000
Shares issued for cash	200,000	200	49,800	-	-	-	50,000
Convertible debenture converted to stock	4,363,611	4,363	1,086,539	-	-	-	1,090,902
Beneficial conversion feature issued on convertible debenture	-	-	472,377	-	-	-	472,377
Net loss	-	-	-	-	(2,734,079)	-	(2,734,079)

Balance at December 31, 2011	32,867,028	32,867	8,313,575	-	(10,474,470)	(8,114)	(2,136,142)

Shares issued for compensation	900,000	900	188,100	-	-	-	189,000
Shares issued in exchange for accts pay.	200,000	200	238,702	567	-	-	239,469
Convertible debenture converted to stock	12,652,869	12,653	3,150,565	-	-	-	3,163,218
Shares issued in exchange for notes pay.	850,509	851	211,777	-	-	-	212,628
Net Loss	-	-	-	-	(945,349)	8,114	(937,235)

Balance at June 30, 2012	47,470,406	47,471	12,102,719	567	(11,419,819)	-	730,938

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.

Condensed Statement of Cash Flows

	For the six months ended
	June 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$(945,349)	$(1,475,553)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	189,000	357,000
Amortization of discount	212,070	444,993
Impairment expense	256,737	-
Amortization of mineral properties	60,808	37,135
Gain on forgiveness of debt	(322,731)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	26,043	(6,637)
(Increase) decrease in prepaid expenses	39,812	4,257
Increase (decrease) in accounts payable and accrued liabilities	246,238	7,320
Increase (decrease) in accrued interest	142,447	250,618
Net cash used by operating activities	(94,925)	(380,867)

Cash flows from investing activities
Proceeds from sale of mineral properties	106,000	-
Acquisition of mineral properties	(245,100)	(804,000)
Net cash used by investing activities	(139,100)	(804,000)

Cash flows from financing activities
Short-term note from officer	39,200	-
Proceeds from convertible debenture	198,000	1,232,188
Net cash provided by financing activities	237,200	1,232,188

Net increase (decrease) in cash	3,175	47,321
Cash - beginning	2,609	3,225
Cash - ending	$5,784	$50,546

Supplemental disclosures:
Interest paid	$43,750	$68,250
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$189,000	$357,000
Accounts payable converted to stock	$239,469	$-
Note payable and accrued interest converted to stock	$3,375,846	$-

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.

Notes to Condensed Financial Statements

June 30, 2012

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

Net loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended December 31, 2011 and the six months ended June 30, 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and June 30, 2012 due to their short-term nature. See Note 5 for further details.

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

During the six months ended June 30, 2012, the Company made two investments totaling $245,100. During the year ended December 31, 2011, the Company made six investments totaling $1,374,730. Prior to 2011, the Company made seventeen investments totaling $2,505,103. Several of those investments produced “dry holes” and were therefore fully impaired. During the six months ended June 30, 2012, impairment expense relating to these “dry holes” was $0. During the year ended December 31, 2011, 2010, and 2009, impairment expense related to these “dry holes” was $80,000, 765.229, and 765,229, respectively. In addition, during the six months ended June 30, 2012, an investment was impaired by $256,737 to bring the total capitalized costs in line with its market value. During the year ended December 31, 2011, an investment was impaired by $93,879 to bring the total capitalized costs in line with its market value for total impairment expense for 2011 of $173,879. As of June 30, 2012, the Company has investments, value at cost of $1,916,915; $1,071,215 in proved wells and $845,700 in unproved wells. As of December 31, 2011, the Company has investments, valued at cost, of $2,101,564; $1,365,714 in proved wells and $735,850 in unproved wells. Capitalized costs of proved properties are amortized and expensed using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the six months ended June 30, 2012 and year ended December 31, 2011 was $60,808 and $119,415, respectively. A summary of investments follows:

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

Oklahoma prospects

During the year ended December 31, 2010, the Company entered into an agreement with Bay Petroleum to purchased working interests in several properties in Oklahoma and advanced funds for lease purchases. During the year ended December 31, 2010, the Company paid Bay Petroleum $697,600 in exchange for 25% to 50% working interest in the net revenue of several properties in the project. $1,374,730 of additional properties were purchased during the year ending December 31, 2011. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 cost was written off to impairment expense. During the six months ended June 30, 2012, the Company purchased additional properties for $245,100. As of June 30, 2012 and December 31, 2011, amortization expense was $129,782 and $96,847, respectively, relating to these wells. As of December 31, 2010, these prospects are unproved wells and were not being amortized.

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

The Company has no level 3 assets or liabilities and therefore no reconciliation has been presented for the change in level 3 assets.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$5,784	$-	$-	$5,784
Accounts & other receivables	-	20,374	-	20,374
Prepaid expenses	-	4,289	-	4,289
Accounts payable	-	414,135	-	414,135
Notes payable – related party	-	39,200	-	39,200
Convertible debentures, net of disc.	-	633,306	-	633,306

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$2,609	$-	$-	$2,609
Accounts & other receivables	-	46,417	-	46,417
Prepaid expenses	-	79,464	-	79,464
Accounts payable	-	565,552	-	565,552
Notes payable	-	202,484	-	202,484
Convertible debentures, net of disc.	-	2,797,511	-	2,797,511
Accrued interest	-	456,638	-	456,638
Royalty interest payable	-	113,164	-	113,164
Loan Guarantee	-	94,860	-	94,860

6.	Debt and Debt Guarantee

Notes Payable

As of December 31, 2011 and 2010, the Company has a note payable of $25,000 bearing interest at 12% per annum collateralized by a general security arrangement over all of the Company’s assets. The note was payable in full on May 18, 2007 and is therefore in default as of December 31, 2011 and 2010. During the three months ended March 31, 2012 and year ended December 31, 2011, the Company accrued interest expense of $1,244 and $5,082, respectively. As of December 31, 2011, the balance of the note payable, including accrued interest, is $45,575. On March 26, 2012, $46,819, the note balance and accrued interest, was converted to 187,277shares of common stock at a fair market value of $0.25 per share. As of June 30, 2012, there is no remaining balance on the note.

During the year ended December 31, 2011, the Company received $71,000 for a demand note bearing interest at 24% per annum. During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company accrued interest expense of $6,211 and $5,929, respectively. As of December 31, 2011, the balance of the note payable, including accrued interest, is $76,929. On April 30, 2012, $83,140, the note balance and accrued interest, was converted to 332,561 shares of common stock at a fair market value of $0.25 per share. As of June 30, 2012, there is no remaining balance on the note.

During the year ended December 31, 2011, the Company acquired mineral properties in exchange for a $300,000 note payable. A down payment of $50,000 was paid and the remainder of $250,000 was paid in three payments starting in October of 2011. This note was paid in full during the year ended December 31, 2011.

During the year ended December 31, 2011, the Company received $79,980 for a demand note bearing interest at 6% per annum. During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company accrued interest expense of $2,688 and $0, respectively. As of December 31, 2011, the balance of the note payable is $79,980. On April 30, 2012, $82,668, the note balance and accrued interest, was converted to 330,671 shares of common stock at a fair market value of $0.25 per share. As of June 30, 2012, there is no remaining balance on the note.

Notes Payable – Related Party

During the six months ended June 30, 2012, the Company was loaned $39,200 from an officer. The loan is unsecured, bears no interest, and is due on demand. The balance of the loan as of June 30, 2012 was $39,200.

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

In March of 2010, $350,000 of the debenture balance was converted at a conversion rate of $0.35 per share to 1,000,000 shares of stock. As of June 30, 2012 and December 31, 2011, the balance due on the convertible debentures was $633,306 and $633,306, respectively.

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

The total amount of discounts amortized into interest expense during the year ended December 31, 2010 and 2011 was $512,839 and $646,760, respectively, and $212,070 during the six months ended June 30, 2012.

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

The 6% royalty interest given in the amendments was valued at the present value of estimated future payments over the life of the wells. $113,164 was recorded as a royalty interest payable and corresponding prepaid financing charges. The prepaid expense will be amortized over the extension period of the loans. For the six months ended June 30, 2012 and the year ended December 31, 2011, $42,437 and $35,364 was amortized into interest expense in relation to this prepaid, respectively. At December 31, 2011, $4,418 royalties were paid and earned. As of December 31, 2011, $77,800 remains in prepaid expenses. During the six months ended June 30, 2012, the royalty interest was terminated. The remaining prepaid and the related royalty interest payable was written off for a total gain on forgiveness of debt of $77,800 for the six month period ended June 30, 2012.

In December of 2011, $1,090,902 of the debenture balance was converted into 4,363,611 shares of common stock at a conversion rate of $0.25 per share.

During the six months ended June 30, 2012, the Company received additional funds under this debenture of $198,000.

In March of 2012, $2,731,822 of the debenture balance was converted into 10,927,289 shares of common stock at a conversion rate of $0.25 per share.

On April 30, 2012, $431,395 of the remaining debenture balance plus interest was converted into 1,725,580 shares of common stock at a conversion rate of $0.25 per share.

As of June 30, 2012 and December 31, 2011, the balance due on the convertible debentures, net of the discount of $0 and $212,070, was $0 and $2,164,205, respectively.

The debenture also had provisions for the payment of a finder’s fee related to the proceeds. A total of $158,185 had been accrued throughout the life of the debenture as additional funds were received. During the six months ended June 30, 2012, the total amount was forgiven resulting in a gain on forgiveness of debt of $158,185.

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

Interest expense

Interest expense related to all of the above items for the six months ended June 30, 2012 and 2011, was $460,704 and $783,360, respectively.

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

In January of 2012, the Company issued 900,000 shares of common stock in lieu of executive compensation. The shares were valued at $189,000, which was market value on the day of the grant.

In March of 2012, the Company issued 200,000 shares in relation to the conversion of $40.000 of accounts payable balances.

In March of 2012, the Company issued 10,927,289 shares of common stock in conversion of $2,731,822 of convertible debt and accrued interest at $0.25 per share. See Note 6 for further details.

In March of 2012, the Company issued 187,277 shares of common stock in exchange for note payable at $0.25 per share. See Note 6 for further details.

On April 30, 2012, the Company issued 663,232 shares of common stock in conversion of $165,808 of note payables and related accrued interest at $0.25 per share. See Note 6 for further details.

On April 30, 2012, the Company issued 1,725,580 shares of common stock in conversion of $431,395 of convertible debt and related accrued interest at $0.25 per share. See Note 6 for further details.

On June 18, 2012, the Company agreed to issue 567,500 shares of common stock in relation to the conversion of $199.470 of accounts payable balances. As of June 30, 2012, these shares had not been issued and are therefore shown on these financial statements as common stock to be issued.

As of June 30, 2012 there are 47,470,406 shares of common stock issued and outstanding and 567,500 shares of common stock owed but not issued.

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

No warrants were issued or exercised in the six months ended June 30, 2012.

As of June 30, 2012, there are 200,000 warrants outstanding at an exercise price of $0.40. The warrants expire on November 7, 2013.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2011 and 2010. The Company’s operations for the year ended December 31, 2011 and the six months ended June 30, 2012 resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2011 and 2010, the Company has total losses of approximately $10,500,000 and $7,750,000, respectively, since inception which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. The Company has not filed income tax returns which may also limit its ability to claim past net operating losses. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company granted 900,000 and 600,000 shares , respectively, to directors and officers in lieu of executive compensation.

During the period from August to December of 2011, the Company reimbursed an officer $1,800 per month for a residential lease in Wichita, Kansas. The Company also reimbursed the officer approximately $8,700 in connection with meals and groceries during the same period and $12,667 during the six months ended June 30, 2012.

During the six months ended June 30, 2012, an officer/director loaned the company $39,200 for the purchase of mineral properties.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

In July of 2012, the Company entered into the following agreements:

Notes Amendment

On July 3, 2012, American Petro-Hunter Inc. (the “Company”) entered into a Third Amendment to Promissory Notes (the “Notes Amendment”) with an accredited investor (the “Holder”) to amend those certain Secured Convertible Promissory Notes issued by Holder to the Company, dated August 13, 2009, as amended (the “First Note”), and September 15, 2009, as amended (the “Second Note” and together with the First Note, the “Notes”).

The Notes Amendment terminates the security interest and royalty interest Holder had in certain assets of the Company. The Notes Amendment also revises the repayment terms of the Notes, such that all amounts owed under the Notes will be due and payable in two equal installments if the Company is successful in obtaining other debt financing, but in no event later than December 31, 2014, and the interest rate on the Notes will be reduced to ten percent (10%) upon the Company announcing the receipt of the first $1,000,000 in debt financing.

Lien Termination

On July 3, 2012, the Company and Maxum Overseas Fund, a foreign institutional investor (“Maxum”), agreed to enter into a Lien Termination Agreement (the “Lien Termination”), whereby Maxum agreed to terminate its security interest in certain assets of the Company in exchange for the grant by the Company of certain anti-dilution protections with respect to the shares issued upon conversion of Maxum’s promissory notes (the “Maxum Conversion Shares”). The anti-dilution protections provide that in the event the Company issues warrants to a third party with an exercise price less than the conversion price of the Maxum Conversion Shares, then Maxum will be issued additional shares of common stock in accordance with a specific formula outlined in the Lien Termination agreement.

Royalty Termination

On July 3, 2012, the Company and Centennial Petroleum Partners, LLC (“CPP”), agreed to enter into a Royalty Termination Agreement (the “Royalty Termination”), whereby CPP agreed to terminate its royalty interest in certain assets of the Company in exchange for the grant by the Company of certain anti-dilution protections with respect to the shares issued upon conversion of CPP’s promissory note (the “CPP Conversion Shares”). The anti-dilution protections provide that in the event the Company issues warrants to a third party with an exercise price less than the conversion price of the CPP Conversion Shares, then CPP will be issued additional shares of common stock in accordance with a specific formula outlined in the Royalty Termination agreement.

The Royalty Termination is attached to this report as Exhibit 10.3 and the terms and conditions are incorporated herein. The foregoing statements are not intended to be a complete description of all terms and conditions.

Debt Financing

On July 3, 2012, the Company entered into a Purchase Agreement with ASYM Energy Opportunities LLC (“ASYM”), pursuant to which ASYM agreed to provide up to $10,000,000 in debt financing to the Company (the “Purchase Agreement”), the first $1,000,000 tranche of which was funded with respect to $300,000 on the July 6, 2012. The remaining $700,000 of the initial $1,000,000 tranche will be funded only upon the satisfaction of certain conditions, including completion of due diligence by ASYM, satisfaction by the Company of certain financial tests, and the availability of funds of ASYM. Additionally, subject to such conditions and certain others, the Company shall be entitled to draw the remaining $9,000,000 in financing in tranches of $1,000,000. In connection with the financing, ASYM will receive a $100,000 one time administrative fee, due upon the closing of the second $1,000,000 in financing.

Pursuant to the Purchase Agreement, ASYM is to receive a first priority security interest in all of the Company’s right, title and interest in and to all properties and assets of the Company pursuant to the terms of a First Lien Security Agreement and the Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement (the “Mortgage”). In connection with the grant of the security interest, the Company entered into a Deposit Account Control (Default) Agreement with ASYM to perfect ASYM’s security interest in certain bank accounts maintained by the Company.

Each senior secured promissory note (the “Note”) evidencing each tranche of financing will bear interest at the rate of fifteen percent (15%) per annum and mature on June 30, 2015, at an amount equal to 110% of the principal amount. Additionally, each Note is subject to early repayment in the event the Company does not meet certain financial covenants.

In connection with each tranche of funding, the Company will issue ASYM a warrant equal to 83% of the tranche amount, divided by the warrant exercise price per share (the “Exercise Price”). The Exercise Price shall be equal to the lesser of (i) $0.20, (ii) eighty five percent (85%) of the volume weighted average price per share of the Company’s common stock for the fifteen days preceding the issuance of any tranche, or (iii) the trailing ninety (90) net average daily oil production multiplied by $40,000, the product of which is reduced by the Company’s total debt and any obligations or liabilities (the “Net Asset Value”), thereafter divided by the Company’s fully diluted number of common shares outstanding. In no case, however, shall the Net Asset Value be less than $500,000. The warrants will have a term of five years from the date of issuance. The shares of stock issuable upon exercise of the warrants are entitled to demand registration rights.

In connection with the Purchase Agreement, the Company is engaging ASYM Management LLC ("ASYM Management") as a consultant with respect to management, financial, strategic and operational issues, pursuant to the terms of a Management Services Agreement (the "Services Agreement"). The Services Agreement shall expire only upon the sale, liquidation or dissolution of the Company or termination by ASYM Management for convenience. Pursuant to the terms of the Services Agreement, ASYM Management will receive a management fee equal to $12,000 per month, plus two percent (2%) of any amounts undrawn by the Company pursuant to the Purchase Agreement. In addition, the Company will issue ASYM Management a warrant equal to 17% of the tranche amount divided by the Exercise Price of the warrant

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Background

We are an oil and natural gas exploration and production (E&P) company with current projects in Kansas and Oklahoma.  As of August 10, 2012, we have two producing wells in Kansas and six producing wells in Oklahoma.  We also have rights for the exploration and production of oil and gas on an aggregate of approximately 6,230 gross acres in those states.  This includes our core assets with rights to explore on 2,000 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 5,000 gross acres in south-central Oklahoma (the “South Oklahoma Project”).

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

Credit Facility

On July 9, 2012, we announced that the Company entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry. The credit facility, in the amount of $10 million, is secured by all of the Company’s assets. Proceeds from the loan will be utilized to fund the development drilling of oil properties located in central Oklahoma as well as acquisitions, repayment of certain accounts payable, and working capital.

As part of the transaction, ASYM will advise the Company in the areas of operational, technical, engineering and financial matters. The Company is now in the process of utilizing the credit facility to initially fund the development of the Company’s North and South Oklahoma oil focused horizontal drilling program, primarily targeting the Mississippi Lime and the Woodford Shale. The credit facility will also allow the Company to participate for its full working interest participation and accelerate production, as well as allow the Company to consider project acquisitions that would include existing production and leases.

Producing Properties

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

On June 1, 2010, we announced that the No. 1 well had been put into production.  The current daily rates are at the four to six barrels per day level, with water in the 100 barrel range or approximately 8% oil cut.

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

On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production.  Inaugural loads of oil began shipping in July and current production at the NOS122 is six barrels per day. As a frack is required to maximize the oil production, engineering has deemed it to be risky to do so in a 30 year old well bore. It has been decided to drill an 80 acre offset with a new well bore and undertake the frack test in the new well.  This well is planned for the third quarter of 2012. The well has been designated NOS222. We estimate that our expenses associated with drilling and completing NOS222 will be approximately $290,000. The well has been scheduled to drill in June 2012.

On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect. The project has been named “North Oklahoma Mississippi Lime Project”. On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H. The Company owns a 25% Working Interest in the lease. On June 29, 2011, we announced that NOM1H had begun commercial production. On June 30, 2012, the well had cumulatively produced 8,356 barrels of oil and 25,763 mcf of gas. During the quarter, the well produced 1,340 barrels at a daily average of 15 barrels per day.

On July 18, 2011, we announced drilling plans for a total of 11 horizontal wells at the North Oklahoma Project. As of August 2012, there are nine locations left to drill on the acreage. The current drilling schedule, which includes direct offsets, involves drilling one horizontal well approximately every 90 days. Our experience has shown that the time to drill, complete, implement large frack, recover the fluids and begin oil sales involves a minimum of 90 days. The next well planned is a direct offset to the NOM-1H and is expected to cost $320,000 for our working interest share of the drilling and completion costs.

On July 27, 2011 we announced the NOW2H, an 80 acre offset to NOM1H.  On September 6, 2011, we announced the spud of the NOW2H well.  Following a successful drilling of 800 feet of horizontal lateral, excellent oil and gas shows warranted the well to be completed.  Two productive zones are present in the well. On November 7, 2011, the well commenced commercial oil and gas production. On March 26, 2012, we announced that after undergoing a second frack and the installation of a submersible pump, the well was producing at a daily rate of 30 barrels per day. Since that time the well has declined, and as of June 30, 2012 had produced a cumulative total of 1,337 barrels of oil and 4,482 mcf of gas. For the quarter, the well produced 583 barrels at an average of 6.5 barrels per day.

On January 9, 2012, we announced plans to drill a third horizontal well at the North Oklahoma Project, NOM3H, on the same section of land as our two previously completed producing wells, NOM1H and NOW2H. On February 6, 2012, we announced that we had drilled a total of 1,988 feet in the horizontal well segment penetrating into the 100 plus foot thick Mississippi pay zone. The well underwent a frack and the installation of a submersible pump. The NOM3H began commercial oil and gas production on March 7, 2012. As of June 30th, the well had cumulatively produced 5,756 barrels of oil and 15,970 mcf of gas. During the quarter, the well produced 3,303 barrels of oil at an average daily rate of 37 barrels per day.

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

On April 2, 2012, we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. The well contains a 2,500 foot lateral penetration. On May 2, 2012, we announced the well had reached a total depth of 2,500 feet and following a frack, on July 10, 2012, the well began commercial production. Currently, the well is undergoing a period of production testing to determine a stable rate of both oil and gas production.

The South Oklahoma Project covers Mississippi lime targets which, through sub-surface geological mapping and engineering, show targets analogous to the recently discovered oil and gas reservoir now being exploited at the North Oklahoma Project, which would offer considerable drilling opportunities. We have plans to develop three additional wells on the South Oklahoma Project during 2012.

Poston Oil Project - On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC (“S&W”) to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas. On June 16, 2009, the #1 Lutters Well was completed at a total depth of 4,400 feet, encountering both oil and gas over a 46 foot interval.  Oil production on the #1 Lutters Well began on June 18, 2009, with current production of five to six barrels per day.  On July 1, 2010 we announced completion of the #3 Lutters Well and on July 14, 2010, we announced that the #3 Lutters Well had begun production.  The current daily rate of the #3 Lutters Well is five to six barrels per day. Collectively, ten to twelve barrels per day are going into the tanks for sale. In June 2012, the Poston Prospect sold two loads (320 barrels) at an average for the 30 day period of 10.66 barrels per day.

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

We have begun commercial sales of natural gas at our Yale Prospect and South Oklahoma Project through our connection to nearby pipeline infrastructure.  We sell natural gas through such pipeline to DCP Midstream, LP  of Tulsa, Oklahoma and receive a premium to the NYMEX spot natural gas prices due to the higher BTU content of the gas produced.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. As of, and for the three months ended June 30, 2012, there have been no material changes or updates to our critical accounting policies.

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

Comparison of six month periods ended June 30, 2012 and June 30, 2011

For the six month periods ended June 30, 2012 and June 30, 2011, we incurred a comprehensive loss of $937,235 and $1,475,553, respectively.  The decrease was largely attributed to gain on forgiveness of debt and reduced interest expense.

General and administration expenses for the six month period ended June 30, 2012 amounted to $257,096 compared to $287,054 in the same period of 2011.  Executive compensation for the six month period ended June 30, 2012 was $361,000 compared to $438,000, in the same period of 2011.

For the six month period ended June 30, 2012, we used net cash of $94,925 in operations. Net cash used in operating activities decreased from $380,867 in the six month period ended June 30, 2011.

We had a gain on forgiveness of debt of $322,731 during the six month period ended June 30, 2012 as compared to no such gain or loss during the six month period ended June 30, 2011.

Comparison of three month periods ended June 30, 2012 and June 30, 2011

For the three month periods ended June 30, 2012 and June 30, 2011, we incurred a comprehensive loss of $41,048 and $915,492, respectively. The decrease was largely attributed to gain on forgiveness of debt and reduced interest expense and executive compensation expense.

General and administration expenses for the three month period ended June 30, 2012 amounted to $151,305 compared to $184,402 in the same period of 2011. Executive compensation for the three month period ended June 30, 2012 was $76,000 compared to $372,000, in the same period of 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $5,784 and working capital deficiency of $1,056,194. During the three month period ended June 30, 2012, we funded our operations from revenue received, $41,000 received from the sale of our interest in the NOJ26 well, and proceeds of private sales of equity and notes. During the six month period ended June 30, 2012, we raised $198,000 from the issuance of convertible debentures and 39,200 from a short-term note from one of our officers.

On June 18, 2012, we agreed to exchange an aggregate of approximately $233,000 in outstanding indebtedness owed by the Company to certain individuals, for an aggregate of 537,500 shares of our common stock, in connection with the debt financing from ASYM Energy Opportunities LLC (“ASYM”).

Subsequent to the three month period ended June 30, 2012, we entered into a Purchase Agreement with ASYM, pursuant to which ASYM agreed to provide up to $10,000,000 in debt financing to the Company (the “Purchase Agreement”), the first $1,000,000 tranche of which was funded with respect to $300,000 on July 6, 2012. The remaining $700,000 of the initial $1,000,000 tranche will be funded only upon the satisfaction of certain conditions, including completion of due diligence by ASYM, satisfaction by the Company of certain financial tests, and the availability of funds of ASYM. Additionally, subject to such conditions and certain others, the Company shall be entitled to draw the remaining $9,000,000 in financing in tranches of $1,000,000. In connection with the financing, ASYM will receive a $100,000 one time administrative fee, due upon the closing of the second $1,000,000 in financing.

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

We expect to continue to primarily use debt and equity financing to fund our operations for the next twelve months, and specifically we expect to rely upon the Purchase Agreement with ASYM to provide such financing for our drilling and general working capital needs. Additional funding pursuant to the Purchase Agreement is subject to the satisfaction of certain conditions by the Company. However, if the Company is able to meet such conditions, we expect that the Purchase Agreement will provide us with the working capital necessary to meet our capital needs and carry out our business plan over the next twelve months.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Agreement to Convert Outstanding Indebtedness

On June 18, 2012, we agreed to exchange an aggregate of approximately $233,000 in outstanding indebtedness owed by the Company to certain individuals, for an aggregate of 567,500 shares of our common stock, pursuant to an Account Payable Agreement, in connection with the debt financing from ASYM. 333,000 of such shares are to be issued in exchange for amounts owed to Robert McIntosh, an officer and director of the Company, 150,000 of such shares are to be issued in exchange for amounts owed to Dan Holladay, an officer and director of the Company, and 18,000 of such shares are to be issued in exchange for amounts owed to John J. Lennon, a former officer and director of the Company.

Item 6. Exhibits.

Exhibit Number	Name
3.1	Articles of Incorporation, and all amendments thereto

3.2(1)	Bylaws

10.1(2)	Notes Amendment

10.2(2)	Lien Termination

10.3(2)	Royalty Termination

10.4(2)	Purchase Agreement

10.5(2)	Form of Warrant

10.6(2)	Form of Senior Secured Promissory Note

10.7(2)	First Lien Security Agreement

10.8(2)	Management Services Agreement

10.9(2)	Mortgage

10.10(2)	Deposit Account Control (Default) Agreement

10.11	Accounts Payable Agreement

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index

(1) Incorporated by reference to Form 10-SB12G dated June 19, 1997.

(2) Incorporated by reference to the Current Report on Form 8-K, filed July 9, 2012.

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

AMERICAN PETRO-HUNTER INC.

Date: August 14, 2012	By:	/s/ Robert B McIntosh
Robert B. McIntosh, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

