Form 10-Q/A
period 2012-06-30
AMERICAN PETRO-HUNTER INC
filed 2012-08-30
CIK 1040482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to American Petro-Hunter Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish certain exhibits to the Form 10-Q.

This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred after the filing of the Form 10-Q and does not modify or update disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Name
3.1	Articles of Incorporation, and all amendments thereto

3.2(1)	Bylaws

10.1(2)	Notes Amendment

10.2(2)	Lien Termination

10.3(2)	Royalty Termination

10.4(2)	Purchase Agreement

10.5(2)	Form of Warrant

10.6(2)	Form of Senior Secured Promissory Note

10.7(2)	First Lien Security Agreement

10.8(2)	Management Services Agreement

10.9(2)	Mortgage

10.10(2)	Deposit Account Control (Default) Agreement

10.11(3)	Accounts Payable Agreement

31(3)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32(3)	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

2

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K, filed July 9, 2012.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q, filed August 14, 2012.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Date: August 29, 2012	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4