Form 10-Q
period 2012-09-30
AMERICAN PETRO-HUNTER INC
filed 2012-11-19
CIK 1040482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22723

AMERICAN PETRO-HUNTER INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0552874
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

250 N. Rock Rd., Suite 365 Wichita KS, 67206
(Address of principal executive offices) (Zip Code)

(316) 201-1853
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ x ] Smaller Reporting
		(Do not check if smaller	company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common stock, $.001 par value	47,470,406

AMERICAN PETRO HUNTER INC.
FORM 10-Q
September 30, 2012
INDEX

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

Item 1. Financial Statements.

American Petro-Hunter, Inc.
Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets

Current assets:
Cash	$20,375	$2,609
Accounts receivable	30,889	46,417
Prepaid expenses	15,000	79,464
Total current assets	66,264	128,490

Investments in mineral properties, net of accumulated amortization of $148,988 and $135,987, respectively	1,885,337	1,965,577
Capitalized financing costs, net of amortization of $2,478 and $0, respectively	45,522	-

Total assets	$1,997,123	$2,094,067

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and other liabilities	$372,120	$565,552
Short term note from officer	39,200	-
Interest on note payable	15,649	-
Note payable and accrued interest	-	202,484
Convertible debenture, net of discount of $0 and $212,070	-	2,164,205
Accrued interest on convertible debenture	17,882	456,638
Royalty interest payable	-	113,164
Derivative liability	972,209	-
Loan guarantee	-	94,860
Total current liabilities	1,417,060	3,596,903

Long term liabilities:
Note payable, net of discount of $149,160 and $0	372,190	-
Convertible debenture	633,306	633,306
Total long term liabilities	1,005,496	633,306
Total liabilities	2,422,556	4,230,209

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,470,406 and 32,867,028 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	47,471	32,867
Common stock to be issued; 5,529,786 and 0 shares as of September 30, 2012 and December 31, 2011	5,529	-
Additional paid-in capital	13,368,039	8,313,575
Other comprehensive gain (loss) on derivative	(834,136)	-
Accumulated comprehensive gain (loss)	-	(8,114)
Accumulated deficit	(13,012,336)	(10,474,470)
Total stockholders' (deficit)	(425,433)	(2,136,142)

Total liabilities and stockholders' equity (deficit)	$1,997,123	$2,094,067

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$78,671	$93,873	$266,348	$214,075

Cost of Goods Sold
Production and amortization	52,006	63,408	172,226	150,749

Gross profit	26,665	30,465	94,122	63,326

General and administrative	157,681	111,726	414,777	398,780
Executive compensation	69,000	66,000	430,000	504,000
Impairment expense	-	-	256,737	-
Total expenses	226,681	177,726	1,101,514	902,780

Net loss before other income (expense)	(200,016)	(147,261)	(1,007,392)	(839,454)

Other income (expense):
Gain (loss) on sale of mineral properties	(33,530)	-	(33,530)	-
Gain on forgiveness of debt	-	-	322,731	-
Gain (loss) on derivative liability	(138,073)	-	(138,073)	-
Amortization of debt discount	(13,236)	-	(13,236)	-
Amortization of prepaid financing costs	(2,477)	-	(2,477)
Interest expense	(1,205,185)	(480,913)	(1,665,889)	(1,264,273)
Total other income (expense)	(1,392,501)	(480,913)	(1,530,474)	(1,264,273)

Net loss before income taxes	(1,592,517)	(628,174)	(2,537,866)	(2,103,727)

Provision for income taxes	-	-	-	-

Net loss	(1,592,517)	(628,174)	(2,537,866)	(2,103,727)

Other comprehensive income (expense)	-	-	8,114	-

Comprehensive loss	$(1,592,517)	$(628,174)	$(2,529,752)	$(2,103,727)

Weighted average common shares outstanding - basic and fully diluted	47,470,406	28,303,418	42,307,840	27,298,606

Net (loss) per share - basic and fully diluted	$(0.034)	$(0.022)	$(0.060)	$(0.077)

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter, Inc.
Condensed Statement of Cash Flows

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$(2,537,866)	$(2,103,727)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	189,000	357,000
Amortization of discount	225,306	685,649
Impairment expense	256,737	-
Amortization of mineral properties	86,218	79,172
Amortization of prepaid financing costs	2,477	-
Recognized (gain) loss on fair value of derivative liability	138,073
Stock and warrants issued for financing	1,107,886
Gain on forgiveness of debt	(322,731)	-
Loss on sale of mineral properties	33,530	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15,528	(14,741)
(Increase) decrease in prepaid expenses	29,100	5,470
Increase (decrease) in accounts payable and accrued liabilities	204,222	118,804
Increase (decrease) in accrued interest	175,980	461,625
Net cash used by operating activities	(396,540)	(410,748)

Cash flows from investing activities
Proceeds from sale of mineral properties	110,500	-
Acquisition of mineral properties	(406,744)	(1,374,730)
Net cash used by investing activities	(296,244)	(1,374,730)

Cash flows from financing activities
Short-term note from officer	39,200	-
Proceeds from note payable	473,350	321,000
Proceeds from convertible debenture	198,000	1,501,688
Net cash provided by financing activities	710,550	1,822,688

Net increase (decrease) in cash	17,766	37,210
Cash - beginning	2,609	3,225
Cash - ending	$20,375	$40,435

Supplemental disclosures:
Interest paid	$107,517	$97,500
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$189,000	$357,000
Accounts payable converted to stock	$239,469	$-
Note payable and accrued interest converted to stock	$3,375,846	$-

The accompanying notes are an integral part of these financial statements.

American Petro-Hunter Inc.
Notes to Condensed Financial Statements
September 30, 2012

1.	Nature and Continuance of Operations

American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, they changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro- Hunter Inc.

The Company is evaluating the acquisition of certain natural resource projects with the intent of developing such projects. The Company focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas companies.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2012.

The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

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

Net loss per share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended December 31, 2011 and the nine months ended September 30, 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2012 and December 31, 2011 due to their short-term nature. See Note 5 for further details.

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

Unproved properties are assessed periodically individually when drilling and flow testing results indicate whether there is an economic resource or not. All capitalized costs associated with properties that have been determined to be a “dry- hole” are impaired when that determination is made. Proved properties are assessed periodically for impairment on an individual basis. Events that can trigger the test for possible impairment include significant decreases in the market value of a property, significant change in the extent or manner of use or change in property and the expectation that a property will be sold or otherwise disposed of significantly sooner than the previously estimated useful life. The assessment is done by comparing each property’s carrying value to their associated estimated undiscounted future net cash flows. Impaired properties are written down to their estimated fair values. The resulting impairment would be expensed to operations as impairment expense in the period in which it was determined that the impairment was indicated and calculated.

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

During the nine months ended September 30, 2012, the Company invested a total of $417,785 in four mineral properties. In addition, management reviewed the carrying amount of investments as of the balance sheet date and recognized an impairment expense in the amount of $256,767. As of September 30, 2012 and December 31, 2011, the estimated fair value of mineral properties totaled $1,885,337 and $1,965,557, net of accumulated amortization of $148,988 and $135,987, respectively. Capitalized costs of proved properties are amortized using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the nine months ended September 30, 2012 and 2011 was $86,218 and $79,172, respectively.

A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into an Agreement with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the agreement, the Company paid $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. Subsequent to acquiring the working interest, the Company paid $150,791 in capitalized development costs necessary for completion of the initial well and the drilling and completion of a second well in the Poston Prospect. In 2011, the Company recognized an impairment of the investment in the amount of $93,879. During the nine months ended September 30, 2012, the Company sold its interest in the Poston Prospect for cash in the amount of $69,500, resulting in a capital loss of $33,350.

Oklahoma prospects

During 2010 and 2011, the Company acquired various working interest percentages ranging from 25% to 50%, from Bay Petroleum for mineral properties located in Oklahoma in exchange for cash totaling $2,072,330. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 carrying value was impaired. During the nine months ended September 30, 2012, the Company acquired additional working interests in the Oklahoma prospects for cash in the amount of $417,785. As of September 30, 2012 and 2011, amortization expense was $86,218 and $62,309, respectively, relating to these wells.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Investments in mineral properties	$-	$-	$1,885,337	$1,885,337
Notes and convertible notes payable	-	(1,005,496)	-	(1,005,496)
Derivative liability	-	(972,209)	-	(972,209)
Totals	$-	$(1,977,705)	$1,885,337	$(92.368)

December 31, 2011
Investments in mineral properties	$-	$-	$1,965,577	$1,965,577
Notes and convertible notes payable	-	(2,999,995)	-	(2,999,995)
Loan guarantee	-	-	(94,860)	(94,860)
Totals	$-	$(2,999,995)	$1,870,717	$(1,129,278)

6.	Debt and Debt Guarantee

Notes Payable

On October 18, 2006, the Company issued a promissory note in the amount of $25,000. The note bears interest at a rate of 12% per annum, is unsecured and matured on May 18, 2007. On March 26, 2012, the holder of the note elected to convert the entire principal balance together with accrued interest of $21,819 into 187,277 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of September 30, 2012 and 2011, the Company recorded interest expense of $1,244 and $3,744, respectively.

In August 2011, the Company issued a promissory note in the amount of $71,000. The note bears interest at a rate of 24% per annum, is unsecured and due on demand. On April 30, 2012, the holder of the note elected to convert the entire principal balance together with accrued interest of $12,140 into 332,561 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of September 30, 2012 and 2011, the Company recorded interest expense of $6,211 and $1,541, respectively.

In December, 2011, the Company issued a promissory note in the amount of $79,980 to Centennial Petroleum Partners LLC (“CPP”). The note bears interest at a rate of 6% per annum, is unsecured and due on demand. On April 30, 2012, the holder of the note elected to convert the entire principal balance together with accrued interest of $2,688 into 330,671 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of September 30, 2012 and 2011, the Company recorded interest expense of $2,688 and $0, respectively.

In 2011, CPP was assigned the 6% royalty interest originally granted to Maxum Overseas Fund. The royalty interest was valued at $113,164 utilizing the present value of estimated future payments due over the remaining life of the wells. The liability was recorded with corresponding prepaid financing costs to be amortized over the remaining term of the debt. The Company has paid a total of $4,418 of the royalty liability and amortized $77,800 of the prepaid financing costs. As of September 30, 2012, in connection with the Royalty Termination Agreement discussed below, the Company has recorded a gain of $77,800 on the forgiveness of future royalty payments of $108,746 net of the unamortized financing costs of $30,946.

On July 3, 2012 in connection with the Purchase Agreement between the Company and American Petro-Hunter Inc. CPP agreed to enter into a Royalty Termination Agreement, resulting in the elimination of their 6% royalty interest in exchange for anti-dilution protection with respect to the shares issued in the conversion of their note payable at a conversion rate of $0.25. The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,385,311 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $333,943 representing the fair value of the potential anti-dilution shares on that date.

During the period ended September 30, 2012, the Company authorized the issuance of 2,385,311 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $333,943, the fair value of the shares on the date of grant. As of September 30, 2012, there were no estimated shares that potentially remain due as a result; the Company recorded a decrease in derivative liability of $333,943 and a corresponding change in comprehensive gain (loss).

Notes Payable – Related Party
During the period ended September 30, 2012, the Company issued a promissory note in the amount of $39,200 for cash advances received from an officer of the Company. The note is non-interest bearing, unsecured and due on demand. As of September 30, 2012, no payments have been made to the officer.

Convertible Debentures - 2009
In August and September of 2009, the issued two Secured Convertible Promissory Notes in the amount of $500,000 each to an investor for total proceeds of $1,000,000. The notes bear interest at a rate of 18% per annum, are secured by the assets of the Company, and matured on August 13 and September 15, 2010, respectively. In accordance with the agreement, the Company is required to make monthly interest payments until the principal balances are paid in full. Additionally, the Company issued warrants to purchase up to 2,857,142 shares of the Company’s common stock at an exercise price of $0.50. The warrants in 2011 and were unexercised. In March 2010, the holder elected to convert $350,000 of the notes into 1,000,000 shares of the Company’s common stock at a conversion rate of $0.35 per share. In December 2010 and August 2011, the debentures were subsequently amended whereby extending the original maturity date to August 13 and September 15, 2012 and reducing the conversion rate from the lower of $0.35 or a 25% discount to the five day average trading price to the lower of $0.25 or a 25% discount to the five day average.

On July 3, 2012, in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the Company entered into a third amendment whereby the holder agreed to terminate his security interest in the assets of the Company, reduce the interest rate from 18% to 10% per annum upon receipt of the initial financing tranche of $1,000,000 and to revise the repayment terms, whereby the entire unpaid principle together with accrued interest will be payable in two equal installments upon successful financing obtained by the Company, but in no event later than December 31, 2014.

As of September 30, 2012 and December 31, 2011, the principal balance of the notes was $633,306 and $633,306, respectively

Convertible Debentures - 2010
In 2010, the company entered into a Convertible Line of Credit Agreement with Maxum Overseas Fund (“Maxum”) in the amount of $1,500,000 and received an initial advance in the amount of $1,462,774. The line of credit bears interest at a rate of 24% per annum, is convertible at $0.90, is secured by certain assets of the Company and was due in full on May 17, 2011. Additionally, the agreement required the payment of a finders’ fee in the amount of $158,185 which was recorded as an accrued liability.

In November of 2010, the Company amended the line of credit agreement to reduce the conversion price to $0.25 per share. In May and July of 2011, the Company entered into a third and fourth amendment to the line of credit whereby increasing the limit on the line of credit to $2,000,000 in exchange for a 3% royalty interest in production revenue generated by the Company and received additional proceeds of $1,700,918. In August 2011, the agreement was further amended to extend the maturity date to November 17, 2012 and increase the line to $3,000,000 in exchange for an additional 3% royalty interest. The royalty interest was subsequently assigned by Maxum to Centennial Petroleum Partners, LLC (“CPP”).

In connection with the line of credit agreement, the Company recognized a discount to the debt as a result of the beneficial conversion for each tranche. The fair value of the conversion features totaled $515,271 and $472,377, respectively and is amortized to interest expense utilizing the interest method of accretion over the term of the debt. As of September 30, 2012, the entire discount has been amortized.

In December 2011, the holder elected to convert $1,090,902 of the balance owed into 4,363,611 shares of the Company’s common stock at a conversion rate of $0.25 per share. In the first quarter of 2012, the Company was advanced an additional $198,000 against the line of credit and In March and April of 2012; the holder elected to convert the entire unpaid principle balance and accrued interest in the amount of $3,163,217 into 12,652,869 shares of the Company’s common stock at a conversion rate of $0.25. Additionally, in 2012, Maxum agreed to forgive the finders’ fee and the Company recorded debt forgiveness of $158,185.

As of September 30, 2012 and December 31, 2012, the Company recorded amortization expense related to the beneficial conversion feature in the amount of $212,070 and $646,760, respectively.

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the investor group agreed to enter into a Lien Termination Agreement, resulting in the termination of their security interest in certain assets of the Company in exchange for anti-dilution protection with respect to the shares issued in the conversion of the line of credit at a conversion rate of $0.25 The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $360,776 representing the fair value of the shares on that date.

During the three months ended September 30, 2012, the Company authorized the issuance of 2,576,975 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $360,776, the fair value of the shares on the date of grant. As of September 30, 2012, the estimated number of shares that potentially remain due totaled 2,971,957 and were fair valued at the balance sheet date at $505,233. The Company recorded an increase in derivative liability of $144,456, a change in comprehensive gain (loss) of $60,193 and recognized a loss on the change in fair value of $84,263.

Note Payable – 2012

On July 3, 2012, the Company entered into a Purchase Agreement with ASYM Energy Opportunities LLC (“ASYM”), pursuant to which ASYM agreed to provide up to $10,000,000 in debt financing to be advanced in approximately ten tranches of $1,000,000 each, with $300,000 of the initial tranche to be paid upon closing and the remaining $700,000 to be funded upon the satisfaction of certain conditions, including completion of due diligence by ASYM, satisfaction by the Company of certain financial tests, and the availability of funds of ASYM. Each tranche will be evidenced by a senior secured promissory note which bears interest at a rate of 15% per annum, with all tranches maturing on June 30, 2015 at an amount equal to 110% of the principle amount funded. Additionally, each note is subject to early repayment in the event the Company does not meet certain financial covenants. In accordance with the agreement, the Company has issued a First Lien Security Agreement, Mortgage, Deed of Trust, Assignment of Production, Fixture Filing and Financing Statement to ASYM as collateral to the financing. In connection with each tranche of funding, the Company is required to issue a warrant to purchase shares of the Company’s common stock equal to 83% the tranche amount, divided by the warrant exercise price. Additionally, the Company has entered into a Deposit Account Control Agreement with ASYM to perfect ASYM’s security interest in certain bank accounts maintained by the Company. The Company is required to pay an administrative fee of $100,000 payable upon receipt of the second tranche of $1,000,000.

Further, pursuant to the Purchase Agreement, the Company entered into a perpetual Management Services Agreement with ASYM Management LLC ("ASYM Management") for managerial, financial, strategic and operational consulting services. The agreement expires only upon the sale, liquidation or dissolution of the Company or termination by ASYM Management. Pursuant to the terms of the agreement, the Company has agreed to pay a monthly management fee of $12,000 plus two percent of the unfunded balance of the Purchase Agreement. ASYM Management will receive a management fee equal to $12,000 per month, plus 2% of the Purchase Agreement’s balance not previously funded. In addition, ASYM Management will be entitled to receive a warrant equal to 17% of the tranche amount divided by the exercise price of the warrant.

The aforementioned warrants have a variable exercise price computed based on the lesser of (i) $0.20, (ii) eighty five percent (85%) of the volume weighted average price per share of the Company’s common stock for the fifteen days preceding the issuance of any tranche, or (iii) the trailing ninety (90) net average daily oil production multiplied by $40,000, the product of which is reduced by the Company’s total liabilities, but not less than $500,000, and then divided by the Company’s fully diluted number of common shares outstanding. Each warrant will have a term of five years from the date of issuance and will be limited to an amount where the underlying shares of common stock issuable upon exercise does not cause ASYM collectively, to exceed a 4.99% ownership interest in the Company. Upon exercise of any warrant, the warrant shares are subject to demand registration rights utilizing best efforts.

On July 3, 2012, the Company estimated the number of shares underlying warrants that could be issued pursuant to the Purchase Agreement, while not exceeding an ownership interest of 4.99%, to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $354,049 representing the fair value of the of the warrants on that date. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.031 iii) volatility of 181% iv) risk free rate of 0.64% and v) share price on the date of grant of $0.14.

On July 6, 2012, the Company received $300,000 of the initial tranche and in accordance with the Purchase Agreement the Company granted two warrants to purchase a total of 2,576,975 shares of the Company’s common stock, 2,138,889 to ASYM and 438,086 to ASYM Management, at an exercise price of $0.031 and recorded a financing expense in the amount of $354,049, the fair value of the warrants on the date of grant. On September 27, 2012, the Company received additional proceeds of $180,000 due under the first tranche. As consideration for the limitation of funding the entire remaining $700,000 per the Purchase Agreement, ASYM agreed to a $0.35 exercise price for the warrant due them in connection with the September 27th funding. As a result, the Company granted two warrants to purchase a total of 376,209 shares of the Company’s common stock at a weighted average exercise price of $0.2946 and recorded a financing expense in the amount of $59,117, the fair value of the warrants on the date of grant.

As of September 30, 2012, the estimated number of warrants that potentially remain due totaled 2,971,957 and were fair valued at the balance sheet date at $466,975. The Company recorded an increase in derivative liability of $112,927, a change in comprehensive gain (loss) of $59,117 and recognized a loss on the change in fair value of $53,810.

Loan Guarantee

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary. The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses. Upon receipt of the demand, the Company accrued the estimated amount of the claim, $94,860 along with a comprehensive loss on foreign currency of $8,114, since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action. As of September 30, 2012, the Company has determined the loan guarantee is no longer valid due to its age and the statute of limitations. As a result, the Company recognized a gain on debt in the amount of $86,746.

Interest expense
Interest expense related to all of the above items for the nine months ended September 30, 2012 and 2011, was $1,668,366 and $1,264,273, respectively.

7.	Stockholders’ Equity Transactions

Common Stock
In January of 2012, the Company issued 900,000 shares of common stock in lieu of executive compensation. The shares were valued at $189,000, which was market value on the day of the grant.

During the nine months ended September 30, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the balance sheet date 567,500 shares were unissued.

During the nine months ended September 30, 2012, the Company authorized the issuance of 12,652,869 shares of common stock for the conversion of $3,163,218 in convertible debt and accrued interest.

During the nine months ended September 30, 2012, the Company authorized the issuance of 850,509 shares of common stock for the conversion of $212,628 in notes payable and accrued interest.

During the nine months ended September 30, 2012, the Company authorized the issuance of 4,962,286 shares of common stock valued at $694,719 in connection with the anti-dilution provisions provided to Maxum and CPP.

As of September 30, 2012 there are 47,470,406 shares of common stock issued and outstanding and 5,529,786 shares of common stock owed but not issued.

Warrants

During the nine months ended September 30, 2012, the Company issued 2,953,184 warrants in connection with the ASYM Purchase Agreement. The warrants are exercisable for a term of five years and at a strike price between $0.031 and $0.35 per share.

As of September 30, 2012, there are 3,153,184 warrants outstanding at a weighted average exercise price of $0.08512. The warrants begin to expire on November 7, 2013 through September 26, 2017.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes. The Company’s operations for the year ended December 31, 2011 and the nine months ended September 30, 2012 resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

The Company has total losses of approximately $13,000,000, since inception which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. The Company has not filed income tax returns which may also limit its ability to claim past net operating losses. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions
During the nine months ended September 30, 2012, the Company granted 900,000 shares of common stock to directors and officers in lieu of executive compensation.

During the nine months ended September 30, 2012, the Company reimbursed an officer $1,800 per month for a residential lease in Wichita, Kansas. The Company also reimbursed the officer approximately $12,667 in connection with meals and groceries during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, an officer/director loaned the company $39,200 for the purchase of mineral properties.

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

Background

     We are an oil and natural gas exploration and production (E&P) company with current projects in Payne and Lincoln Counties in Oklahoma. As of November 2, 2012, we have six producing wells in Oklahoma and expect a seventh well, NOS-222, to begin commercial production following completion of production testing. We also have ownership of 1,740 net acres and rights for the exploration and production of oil and gas on an aggregate of approximately 6,230 gross acres in that state. This includes our core assets with rights to explore on 2,000 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 5,000 gross acres in south-central Oklahoma (the “South Oklahoma Project”).

     Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling. In exchange, we typically receive an interest in the proceeds from the project’s production.

     We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. In August 2001, we changed our name to American Petro-Hunter Inc. and began focusing our business on the exploration and eventual exploitation of oil and gas. The Company operates from its offices at 250 N Rock Rd., Suite 365 Wichita, KS.

Credit Facility

     On July 9, 2012, we announced that the Company entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry. The credit facility, in the amount of $10 million, is secured by all of the Company’s assets. Proceeds from the loan will be utilized to fund the development drilling of oil properties located in central Oklahoma as well as acquisitions, repayment of certain accounts payable, and working capital. As of November 12, 2012, $480,000 of the first $1,000,000 tranche of financing under the credit facility had been funded by ASYM.

     As part of the transaction, ASYM will advise the Company in the areas of operational, technical, engineering and financial matters. The Company is now in the process of utilizing the credit facility to initially fund the development of the Company’s North and South Oklahoma oil focused horizontal drilling program, primarily targeting the Mississippi Lime and the Woodford Shale. The credit facility should allow the Company to participate for its full working interest participation and accelerate production, as well as allow the Company to consider project acquisitions that would include existing production and leases.

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

     On June 1, 2010, we announced that the No. 1 well had been put into production. The current daily rates are at the four to six barrels per day level, with water in the 100 barrel range or approximately 8% oil cut. The location and lease is currently being assessed as a prime location for a Woodford Shale horizontal well, as the No. 1 well has been producing oil from the Woodford Shale since the well’s completion in 2010.

     On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production. Inaugural loads of oil began shipping in July and current production at the NOS122 is two to three barrels per day. As a frack is required to maximize the oil production, engineering has deemed it to be risky to do so in a 30 year old well bore.

     On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect. The project has been named “North Oklahoma Mississippi Lime Project”. On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H. The Company owns a 25% Working Interest in the lease. On June 29, 2011, we announced that NOM1H had begun commercial production. On June 30, 2012, the well had cumulatively produced 8,356 barrels of oil and 25,763 mcf of gas. As of October 31st, the well has cumulatively produced 9,702 barrels of oil and 32,444 Mcf gas. During the quarter, the well produced 1,018 barrels at a daily average of 12.2 barrels per day and 5,050 Mcf gas for 22.2 BOE.

     On July 18, 2011, we announced drilling plans for a total of 11 horizontal wells at the North Oklahoma Project. As of November 2012, there are nine locations left to drill on the acreage. We previously announced a drilling schedule, which includes direct offsets, that involves drilling one horizontal well approximately every 90 days. Based on the performance of the NOM1H horizontal well, and our available Woodford Shale horizontal well locations, we are currently evaluating our drilling schedule and plan to prioritize Woodford Shale locations. Our experience has shown that the time to drill, complete, implement large frack, recover the fluids and begin oil sales involves a minimum of 90 days. The next well planned is a direct offset to the NOM-1H and is expected to cost $270,000 for our working interest share of the drilling and completion costs. The well is a Woodford Shale horizontal well and the Company expects to announce drilling timing when received from the operator.

     On July 27, 2011 we announced the NOW2H, an 80 acre offset to NOM1H. On September 6, 2011, we announced the spud of the NOW2H well. Following a successful drilling of 800 feet of horizontal lateral, excellent oil and gas shows warranted the well to be completed. Two productive zones are present in the well. On November 7, 2011, the well commenced commercial oil and gas production. On March 26, 2012, we announced that after undergoing a second frack and the installation of a submersible pump, the well was producing at a daily rate of 30 barrels per day. Since that time the well has drastically declined, and as of October 31st, 2012 had produced a cumulative total of 1483 barrels of oil and 5,837 Mcf of gas. For the quarter, the well produced 146 barrels at an average of 1.6 barrels per day. The well is not profitable at its current rates of production and the Company and partners are now assessing its future.

     On January 9, 2012, we announced plans to drill a third horizontal well at the North Oklahoma Project, NOM3H, on the same section of land as our two previously completed producing wells, NOM1H and NOW2H. On February 6, 2012, we announced that we had drilled a total of 1,988 feet in the horizontal well segment penetrating into the 100 plus foot thick Mississippi pay zone. The well underwent a frack and the installation of a submersible pump. The NOM3H began commercial oil and gas production on March 7, 2012. As of October 31, 2012, the well had cumulatively produced 7,855 barrels of oil and 27,163 Mcf of gas. During the quarter, the well produced 1,729 barrels of oil at an average daily rate of 24 barrels per day and 8,543 Mf gas for 43.6 BOE.

     In April 2012, we sold our interest in the NOJ26 well on the North Oklahoma Project, yielding net proceeds of $41,000, which was used as partial funding for the SOM-1H horizontal well on our South Oklahoma Project.

     On October 1, 2012 we announced the commencement of drilling of the NOS-222 oil and gas well in Payne County, OK. The well is an offset to the NOS122. On October 15, 2012 we announced that the completion program was underway and the Company believed that the well would add 20 barrels per day net to our working interest. The well has been completed and production testing will be commencing shortly.

     South Oklahoma Project - On July 20, 2011, we announced the acquisition of a forty percent (40%) working interest in the South Oklahoma Project on 3,000 acres of land in south-central Oklahoma. Our engineers have identified five key areas which, if developed on 160 acre spacing, could allow future development of 18 additional locations for horizontal Mississippi lime and Woodford Shale oil and gas wells.

     On April 2, 2012, we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. The well contains a 2,500 foot lateral penetration. On May 2, 2012, we announced the well had reached a total depth of 2,500 feet and following a frack, on July 10, 2012, the well began commercial production. As of October 31, 2012, the well had cumulatively produced 3,802 barrels of oil and 11,912 Mcf of gas at an average of 35.5 barrels per day or 54 BOE. 3,042 barrels were produced during the quarter at an average of 36 barrels per day and 55 BOE.

     The South Oklahoma Project covers Mississippi lime and Woodford Shale targets which, through sub-surface geological mapping and engineering, show targets analogous to the recently discovered oil and gas reservoir now being exploited at the North Oklahoma Project, which would offer considerable drilling opportunities.

     Poston Oil Project - On May 4, 2009, we entered into a binding Letter of Intent with S&W Oil & Gas, LLC to acquire a 25% working interest and 81.5% net revenue interest on all commercial production in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas. In 2009 and 2010, the #1 Lutters Well and #3 Lutters Well, respectively, began commercial production. Recent oil production on the #1 Lutters Well was two barrels per day and on the #3 Lutters Well was one barrel per day. On February 23, 2012, due to an increase in costs of water haulage for disposal that was affecting the net revenue to the lease and a desire to focus on the planned wells and development of our Oklahoma leases, we sold 75% of our 25% working interest in the Poston Prospect for $65,000, and on September 30, 2012, our remaining working interest was sold for $4,500.

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

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. As of, and for the three months ended September 30, 2012, there have been no material changes or updates to our critical accounting policies.

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

Comparison of nine month periods ended September 30, 2012 and September 30, 2011

     For the nine month periods ended September 30, 2012 and September 30, 2011, we incurred a comprehensive loss of $2,529,752 and $2,103,727, respectively. The decrease was largely attributed to the financing costs of the new agreement.

     General and administration expenses for the nine month period ended September 30, 2012 amounted to $414,777 compared to $398,780 in the same period of 2011. Executive compensation for the nine month period ended September 30, 2012 was $430,000 compared to $504,000, in the same period of 2011.

     For the nine month period ended September 30, 2012, we used net cash of $396,540 in operations. Net cash used in operating activities decreased from $410,748 in the nine month period ended September 30, 2011.

Comparison of three month periods ended September 30, 2012 and September 30, 2011

     For the three month periods ended September 30, 2012 and September 30, 2011, we incurred a comprehensive loss of $1,592,517 and $628,174, respectively. The decrease was largely attributed to financing costs relating to the new agreement with ASYM.

     General and administration expenses for the three month period ended September 30, 2012 amounted to $157,681 compared to $111,726 in the same period of 2011. Executive compensation for the three month period ended September 30, 2012 was $69,000 compared to $66,000, in the same period of 2011.

Liquidity and Capital Resources

     As of September 30, 2012, we had cash of $20,375 and working capital deficiency of $1,350,796. During the three month period ended September 30, 2012, we funded our operations from revenue received, and proceeds of private sales of equity and notes. During the nine month period ended September 30, 2012, we raised $198,000 from the issuance of convertible debentures, $39,200 from a short-term note from one of our officers, $473,350 proceeds from a purchase agreement, and $110,500 from the sale of mineral properties.

     On June 18, 2012, we agreed to exchange an aggregate of approximately $233,000 in outstanding indebtedness owed by the Company to certain individuals, for an aggregate of 537,500 shares of our common stock, such exchange to be effective upon the closing of the first $1,000,000 tranche of debt financing from ASYM Energy Opportunities LLC (“ASYM”).

     On July 3, 2012, we entered into a Purchase Agreement with ASYM, pursuant to which ASYM agreed to provide up to $10,000,000 in debt financing to the Company (the “Purchase Agreement”), the first $1,000,000 tranche of which was funded with respect to $300,000 on July 6, 2012. As of November 2, 2012, $480,000 of the first $1,000,000 tranche of financing under the credit facility had been funded by ASYM. The remaining $520,000 of the initial $1,000,000 tranche is to be funded only upon the satisfaction of certain conditions, including completion of due diligence by ASYM, satisfaction by the Company of certain financial tests, and the availability of funds of ASYM. Additionally, subject to such conditions and certain others, the Company shall be entitled to draw the remaining $9,000,000 in financing in tranches of $1,000,000. In connection with the financing, ASYM will receive a $100,000 one-time administrative fee, due upon the closing of the second $1,000,000 in financing.

     Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling four additional wells in Oklahoma in the next twelve months which will cost approximately $2,940,000. Changes in our operating plans, increased expenses, acquisitions, or other events may cause us to seek even greater equity or debt financing in the future.

     We expect to continue to primarily use debt and equity financing to fund our operations for the next twelve months. We must rely upon the Purchase Agreement with ASYM to provide such financing for our drilling and general working capital needs over the next twelve months. There are no assurances that we will be successful in obtaining debt or equity financing from ASYM or that we will obtain terms that are favorable to us if we are able to secure such financing. Our current and anticipated revenue from operations is insufficient to support our business plan or continuing operations over the next twelve months. If ASYM does not provide the funding expected under the Purchase Agreement and if we are unable to secure alternative debt or equity financing, we may be unable to continue, develop or expand our operations. Any additional equity financing we are able to secure would also result in additional dilution to our existing shareholders.

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

     There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information.

Departure of Director and Officer

On November 5, 2012, Mr. Andrew Lee, resigned from the Board of Directors of the Company and as Chief Operating Officer of the Company.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Articles of Incorporation, and all amendments thereto
3.2(2)	Bylaws
10.1(3)	Notes Amendment
10.2(3)	Lien Termination
10.3(3)	Royalty Termination
10.4(3)	Purchase Agreement
10.5(3)	Form of Warrant
10.6(3)	Form of Senior Secured Promissory Note
10.7(3)	First Lien Security Agreement
10.8(3)	Management Services Agreement
10.9(3)	Mortgage
10.10(4)	Accounts Payable Agreement
31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)
32	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A, filed August 30, 2012.

(2)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(3)	Incorporated by reference to the Current Report on Form 8-K, filed July 9, 2012.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q, filed August 14, 2012.

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

AMERICAN PETRO-HUNTER INC.

Date: November 19, 2012	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)