Form 10-K
period 2012-12-31
AMERICAN PETRO-HUNTER INC
filed 2013-04-15
CIK 1040482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-22723

AMERICAN PETRO-HUNTER INC.
(Name of registrant as specified in its charter)

Nevada	90-0552874
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

250 N. Rock Rd., Suite 365
Wichita KS	67206
(Address of Principal Executive Offices)	(Zip Code)

(316) 201-1853
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ] NO [X]

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
YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [   ] NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2012 was $9,184,081.20 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

     As of March 25, 2013, there were outstanding 49,862,294 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1 — BUSINESS

Background

     We are an oil and natural gas exploration and production (E&P) company with current projects in Payne and Lincoln Counties in Oklahoma. As of March 25, 2013, we have six producing wells in Oklahoma. We also have ownership of 1,410.7 net acres and rights for the exploration and production of oil and gas on an aggregate of approximately 4,733.8 gross acres in Oklahoma. This includes rights to explore on 1,847 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 2,886 gross acres in south-central Oklahoma (the “South Oklahoma Project”). In 2012, oil sales from our producing wells averaged 13.1 cumulative barrels per day.

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

Producing Properties

     North Oklahoma Project (North Oklahoma Woodford “Yale” and North Oklahoma Mississippi Lime Projects) - On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”). Pursuant to such operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect, up to the drilling of an initial test well, in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling.

     On June 1, 2010, we announced that the No. 1 well had been put into production. The well produced 1,638 barrels in 2012 at an average of 4.4 barrels per day. The current daily rate is 5.3 barrels per day.

     On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production. Inaugural loads of oil began shipping in July of 2011. The well produced 888 barrels in 2012 at a rate of 2.43 barrels per day.

     On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect. The project has been named “North Oklahoma Mississippi Lime Project”. On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H. The Company owns a 25% Working Interest in the lease. On June 29, 2011, we announced that NOM1H had begun commercial production. The well produced 5,199 barrels in 2012 at a rate of 14.2 barrels per day. Daily gas production is in the 50 Mcf/day range.

     On July 27, 2011 we announced the NOW2H, an 80 acre offset to NOM1H. On November 7, 2011, the well commenced commercial oil and gas production. On March 26, 2012, we announced that after undergoing a second frack and the installation of a submersible pump, the well was producing at a daily rate of 30 barrels per day. Since that time the well has drastically declined and produced a total of 888 barrels in 2012, and 5,837 Mcf of gas. The well is currently no longer economically viable, has had no sales since June of 2012, and would require re-drilling of the lateral and re-completion to return to commercial viability. There are no plans at this time to implement this program.

     On January 9, 2012, we announced plans to drill a third horizontal well at the North Oklahoma Project, NOM3H, on the same section of land as our two previously completed wells, NOM1H and NOW2H. On February 6, 2012, we announced that we had drilled a total of 1,988 feet in the horizontal well segment penetrating into the 100 plus foot thick Mississippi pay zone. The NOM3H began commercial oil and gas production on March 7, 2012. As of March 1, 2013, the well had cumulatively produced 8,571 barrels of oil, with 8,035 barrels in 2013 at an average daily rate of 26.7 barrels per day. Daily gas production is in the 85 Mcf/day range.

     On October 1, 2012 we announced the commencement of drilling of the NOS222 oil and gas well in Payne County, Oklahoma. The well is an offset to the NOS122. On October 15, 2012 we announced that the completion program was underway. It was determined, after the program was completed that the Skinner sand portion, the primary objective of the well, was the only viable commercial producer. The well is in production and the Company has been informed that the well is forecast to produce approximately seven to ten barrels per day.

     On July 18, 2011, we announced drilling plans for a total of eleven horizontal wells at the North Oklahoma Project. As of March, 2013, there are at least eight locations left to drill on the acreage in each of the Woodford Shale and Mississippi Lime that would be horizontal wells spaced on 180 acres. We previously announced a drilling schedule that involved drilling one horizontal well approximately every 90 days. However, based on estimated engineering expenses of $3,200,000 for drilling and completion, we were unable to implement that drilling schedule. Our revised drilling schedule for 2013 is between one to three wells, depending upon available capital.

     The next well planned is a direct offset to the NOM1H and is expected to cost $800,000 for our working interest share of the drilling and completion costs. The well is a Woodford Shale horizontal well and we plan to announce a drilling schedule once it is determined by the operator in April 2013.

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

     On April 2, 2012, we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. On July 10, 2012, the well began commercial production. As of March 1, 2013, the well had cumulatively produced 5,696 barrels of oil, with 4,618 barrels for the 2012 calendar year, and sales beginning in July 2012 at an average daily rate of 25.4 barrels per day. Daily gas production is in the 60 Mcf/day range.

Customers

     Our crude oil production is sold to Sunoco in Oklahoma. We receive Oklahoma spot prices for our oil and sell our oil in minimum allotments of 160 barrels.

     We have commercial sales of natural gas at our Oklahoma Project through our connection to nearby pipeline infrastructure. We sell natural gas through such pipeline to DCP Midstream, LP of Tulsa, Oklahoma and receive a premium to the NYMEX spot natural gas prices due to the higher BTU content of the gas produced.

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

Our Strategy

     Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies. We focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects. Each project is evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop. Our officers and directors travel to different locations throughout North America to evaluate potential acquisitions. Further, our management will, if capital allows, participate in a variety of different conferences throughout 2013 to increase our exposure to potential opportunities.

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

Employees

     As of December 31, 2012, we had no employees. Our President, Robert McIntosh, devotes a significant portion of his time to operating and growing our Company, with part-time assistance from the Company’s other director. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

     Management believes that we are in compliance in all material respects with the applicable environmental laws and regulations to which we are subject. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, changes in environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future.

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

     We have an accumulated deficit of $13,777,606 for the period from January 24, 1996 (inception) to December 31, 2012. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

     We will require additional funds to expand our oil and gas exploration activities, and to take advantage of any available business opportunities. Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, bridge loans from our officers and stockholders and proceeds from our producing wells. The proceeds from our operations are currently insufficient to fully meet our obligations or enable us to carry out our business plan, so we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed and any such failure or delay may have a material adverse effect on our company, stock price and business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

     In their report dated April 15, 2013, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

7

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

Even for producing properties, the potential profitability of oil and gas ventures depends upon factors beyond the control of our Company.

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

  unexpected drilling conditions;

  pressure or irregularities in formations;

  equipment failures or accidents;

  mechanical difficulties, such as lost or stuck oil field drilling and service tools;

  fires, explosions, blowouts and surface cratering;

  uncontrollable flows of oil and formation water;

  environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

  other adverse weather conditions; and

  increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

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

  the domestic and foreign supply of oil and natural gas;

  the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

  political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

  the level of consumer product demand;

  the growth of consumer product demand in emerging markets, such as China and India;

  weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

  domestic and foreign governmental regulations and other actions;

  the price and availability of alternative fuels;

  the price of foreign imports;

  the availability of liquid natural gas imports; and

  worldwide economic conditions.

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

     The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. This competition is increasingly intense as prices of crude oil and natural gas on the commodities markets have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

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

Risks Relating to our Common Stock and our Status as a Public Company

We are required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

     As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

ii)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)

We did not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

     Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

     Our common stock is currently traded under the symbol “AAPH” and currently trades at a low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

     Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

     Our stock is categorized as a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

     In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation and Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B — UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 — PROPERTIES

Facilities

     Our corporate headquarters are located at 250 N. Rock Rd., Suite 365, Wichita, Kansas 67206.

Reserves

     As of the end of the 2012 fiscal year, the Company has no proved reserves.

Production, Production Prices and Production Costs

      Sales of oil during the 2012 fiscal year amounted to $267,109 for 2,831 barrels at an average price of $94.56 per barrel and at an average production cost per barrel of $30.22. Sales of oil during the 2011 fiscal year amounted to $298,390 for 3,834.50 barrels at an average price of $77.82 per barrel and at an average production cost per barrel of $16.50. Sales of oil during the 2010 fiscal year amounted to $92,754 for 1,446 barrels at an average price of $70.03 per barrel and at an average production cost per barrel of $10. Production costs are expected to increase as production increases. All of our oil production has occurred in the United States.

     Sales of gas during the 2012 fiscal year amounted to $41,061 for 993.5 barrels of oil equivalent (BOE), based upon a 6:1ratio of MCF gas to barrels of oil, at an average price of $41.33 per BOE and at an average production cost per BOE of $2.64. Sales of gas during the 2011 fiscal year amounted to $19,541 for 602.1 barrels of oil equivalent (BOE), based upon a 6:1 ratio of MCF gas to barrels of oil, at an average price of $32.45 per BOE and at an average production cost per BOE of $2.46. Production costs are expected to increase as production increases. Prior to the 2011 fiscal year we had not had any gas production. All of our gas production has occurred in the United States.

Past and Present Development Activities

     During the 2012 fiscal year we drilled three exploratory wells in the United States, these being the NOM-3H, SOM-1H and NOS-222 wells. All three wells were completed and put into commercial production. We did not drill any development wells during the 2012 fiscal year. As of the end of the 2012 fiscal year, no additional wells were being drilled.

     During the 2011 fiscal year we drilled five exploratory wells in the United States, of which two were net productive. The other three exploratory wells did not contain sufficient volumes to be considered commercial and two of these wells were not completed. We did not drill any development wells during the 2011 fiscal year. During the 2010 fiscal year we drilled seven exploratory wells in the United States, of which three were net productive and four did not contain sufficient volumes to warrant completion for commercial production. We did not drill any development wells during the 2010 fiscal year.

Delivery Commitments

     As of December 31, 2012, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Properties, Wells, Operations, Acreage and Current Activities

     The following table sets forth our interest in wells and acreage as of December 31, 2012.

	Number of Productive Wells (1)		Developed Acreage (4)		Undeveloped Acreage
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Oil	5	1.1	840	134	3,893.5	1,276.7
Gas	0	0	0	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

     As of December 31, 2012, our acreage subject to leases has the minimum remaining lease terms set forth in the following table.

	Gross	Net
Property	Acreage	Acreage	Minimum Remaining Lease Terms
North Oklahoma Project-Payne County	1,847.2	464.9	1.5 Years
South Oklahoma Project-Lincoln County	2,886.55	945.8	2 years

     All of our oil and gas interests and acreage are located in, and all of our drilling and other development activities have occurred in, the United States.

ITEM 3 — LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

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

Fiscal 2012	High	Low
First Quarter (March 31, 2012)	$.429	$.1812
Second Quarter (June 30, 2012)	$.29	$.18
Third Quarter (September 30, 2012)	$.205	$.136
Fourth Quarter (December 31, 2012)	$.18	$.06

Fiscal 2011	High	Low
First Quarter (March 31, 2011)	$.40	$.24
Second Quarter (June 30, 2011)	$.70	$.29
Third Quarter (September 30, 2011)	$.62	$.21
Fourth Quarter (December 31, 2011)	$.33	$.19

The closing price for our common stock on December 31, 2012 was $0.06.

Stockholders

     As of March 25, 2013, there were 49,862,294 shares of common stock issued and outstanding held by 73 stockholders of record (not including street name holders).

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

Unregistered Sales of Equity Securities

     Subsequent to the fiscal year ended December 31, 2012, in February 2013, the company sold 75,000 shares of common stock for $4,500.

     Subsequent to the fiscal year ended December 31, 2012, on March 14, 2013, the company sold 166,667 shares of common stock for $10,000.

     Subsequent to the fiscal year ended December 31, 2012, in March 2013, the company issued 235,515 shares of common stock in relation to a note conversion of $10,000.

     The issuances of such shares were conducted in reliance upon Regulation D or Regulation S of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the “Securities Act”), and comparable exemptions for sales to “accredited investors” under state securities laws.

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

Background

     We are an oil and natural gas exploration and production (E&P) company with current projects in Payne and Lincoln Counties in Oklahoma. As of March 25, 2013, we have six producing wells in Oklahoma. We also have ownership of 1,410.7 net acres and rights for the exploration and production of oil and gas on an aggregate of approximately 4,733.8 gross acres in that state. This includes our core assets with rights to explore on 1,847 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 2,886 gross acres in south-central Oklahoma (the “South Oklahoma Project”). In 2012, we had oil sales from seven wells at an average cumulative daily rate of 13.1 barrels per day.

     Typically, our interest in a well arises from a contract with another entity pursuant to which we provide financial support for certain costs incurred in the exploration and development of a project, which may include land costs, seismic or other exploration, and test drilling. In exchange, we typically receive an interest in the proceeds from the project’s production.

     Our six producing wells in Oklahoma arise out of our 2010 operating agreement with Bay Petroleum Corp. (“Bay”). One of these wells began production in mid-2010, an additional two wells, including one horizontal well, began production in 2011, and an additional three wells, including two horizontal wells, began production in 2012. Collectively, daily production from the Oklahoma wells averaged 13.1 barrels per day in 2012.

2012 Highlights

Exploration and Development

     In 2012 we drilled three wells in Oklahoma, all of which are commercially producing. The NOM3H, a horizontal well which is part of our Northern Oklahoma Project in Payne County, began commercial oil and gas production on March 7, 2012, As of March 1, 2013, the well had cumulatively produced 8,571 barrels of oil, 8,035 barrels in 2013 at an average daily rate of 26.7 barrels per day. Daily gas production is in the 85 Mcf/day range.

     On July 10, 2012, SOM-1H, a horizontal well which is our first well on the South Oklahoma Project in Lincoln County, began commercial production. As of March 1, 2013, the well had cumulatively produced 5,696 barrels of oil, and 4,618 barrels for the 2012 period, with sales beginning in July at an average daily rate of 25.4 barrels per day. Daily gas production is in the 60 Mcf/day range.

     NOS-222, a vertical oil and gas well in Payne County, Oklahoma, which is an offset to our NOS122 well, began commercial production on March 23, 2013 after a lengthy testing, frack and pumping process to evaluate several prospective pay zones. NOS-222 is currently producing and is now expected to stabilize at a rate between 7 and 10 barrels per day. No gas production is associated with this well.

Drilling and Completion Expenditures

     During the 2012 fiscal year, we invested $355,242 in drilling and completion of new wells.

Production

     Our total 2012 fiscal year production was net 3,613 barrels of oil and 1,962 BOE or 11,777 MCF of natural gas, based upon a 6:1 ratio of MCF gas to barrels of oil. Average daily production for the 2012 fiscal year averaged 9.9 barrels of oil, a decrease of 5.8% from the 2011 fiscal year daily production of 10.5 barrels. Average daily gas production for the 2012 fiscal year averaged 5.37 BOE, or 32.3 MCF, an increase of 69.5% from the 2011 fiscal year daily production of 1.64 BOE. Our current production combined oil and gas equals 15.3 BOE.

Leaseholds

     On February 23, 2012, due to an increase in costs of water haulage for disposal that was affecting the net revenue and a desire to focus on the planned wells and development of our Oklahoma leases, we sold 75% of our 25% working interest in the 750-acre Poston Prospect #1 Lutters oilfield in Southwest Trego County, Kansas for $65,000, and on September 30, 2012, our remaining working interest was sold for $4,500. The Poston Prospect encompassed the #1 Lutters Well and #3 Lutters Well.

2013 Outlook

     Our 2013 operating plans are entirely focused on development of the Mississippi Lime and the Woodford Shale on our Oklahoma leases. Subject to available capital, our goal is to drill a total of three new horizontal wells in 2013 the first of which, in the Woodford Shale is planned for early April 2013 and we would hope to begin on the next two in July and September of 2013, respectively. The drilling and completion of these wells are estimated to cost between $2.7 and $3.2 million and based upon our working interest in the leases the Company would need to fund up to $800,000 per well. The Company may offset the working interest risk taking a lower percentage, or negotiate a carried working interest scenario in order to participate.

     Our future operations will require substantial capital expenditures which will exceed our current revenues. Therefore, we are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to meet our business objectives. If we are not successful we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our acquisition, working capital and other cash requirements.

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

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. As of, and for the year ended December 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

     The discussion and financial statements contained herein are for our fiscal year ended December 31, 2012 and December 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2012

     We reported total current assets of $29,951 at December 31, 2012, consisting of cash of $16,216, accounts receivable of $13,735 and prepaid expenses of $0. Total current liabilities reported of $648,461 included accounts payable of $567,629, note payable and accrued interest of $80,832. The Company had a working capital deficit of $618,510 at December 31, 2012.

     Stockholders’ Deficiency decreased from $2,136,142 at December 31, 2011 to Stockholders’ Equity of $12,242 at December 31, 2012. This decrease is due primarily to conversion of debt to stock and additional financing costs.

Cash and Cash Equivalents

     As of December 31, 2012, we had cash of $16,216. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations for the Fiscal Year Ended December 31, 2012

     For the fiscal year ended December 31, 2012, we incurred a net loss of $3,303,136.

     General and administration expenses for the fiscal year end December 31, 2012, amounted to $575,783 compared to $635,091 in 2011. Executive compensation for the 2012 fiscal year end was $481,000 compared to $602,000 in 2011.

Results of Operations for the Fiscal Year Ended December 31, 2011

     For the fiscal year ended December 31, 2011, we incurred a net loss of $2,734,079.

     General and administration expenses for the fiscal year end December 31, 2011, amounted to $635,091 compared to $416,864 in 2010. Executive compensation for the 2011 fiscal year end was $602,000 compared to $430,000 in 2010.

Liquidity and Capital Resources

     As of December 31, 2012, we had cash of $16,216, and working capital deficiency of $618,510. During the year ended December 31, 2012, we funded our operations from the proceeds of private convertible note issuances and producing well revenues. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

     For the year ended December 31, 2012, we used net cash of $427,851in operations. Net cash used in operating activities reflected an increase of stocks and warrants issued for financing of $1,424,394, an increase of $322,731 for forgiveness of debt both from fiscal year ended December 31, 2012 and a decrease in the change in accrued interest from $583,803 for the fiscal year ended December 31, 2011 to $183,521for the fiscal year ended December 31, 2012 and an increase in impairment expenses from $173,879 for the year ended December 31, 2011 to $565,737 for the fiscal year ended December 31, 2012.

     On March 22, 2013, we announced that we had entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein including volume based share and price limitations, Hanover is committed to purchase up to $5,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement, beginning on the trading day following the date on which a registration statement covering the resale of the Shares by Hanover is declared effective. The per share purchase price for the shares shall be equal to 90.0% of the arithmetic average of the three lowest volume weighted average prices for our common stock during the applicable pricing period that equal or exceed the applicable floor price established by the Company. We paid to Hanover a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 3.0% of the Total Commitment under the Purchase Agreement) in the form of 1,764,706 restricted shares of our common stock, calculated at a price equal to $0.085 per share, which was the closing price of our Common Stock on March 4, 2013. In connection with the execution of the Purchase Agreement, we agreed to file an initial registration statement with the Commission to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of our common stock held by non-affiliates of the Company, on or prior to April 22, 2013.

     On July 9, 2012, we announced that we entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry. The credit facility is secured by all of our assets. At this time $490,000 has been advanced under the ASYM credit facility. We do not expect to receive additional funds from the ASYM facility at this time as we do not qualify under the agreement covenants.

     In addition, during the year ended December 31, 2012, we raised $727,200 from promissory notes. We also received recorded $308,770 in revenue during the year ended December 31, 2012 from our producing wells.

     Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling one to three wells in Oklahoma in 2013 which is estimated to cost between $800,000 and $2,400,000. Additionally, we have an aggregate of $39,200 in outstanding short term borrowings. We will need to secure additional debt or equity financing to pay such obligations as they become due. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

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

Capital Expenditures

     We made capital expenditure investments in four natural resource projects in the aggregate amount of $355,242 during the fiscal year ending December 31, 2012. At December 31, 2012 the company has seven investments valued at cost for a total of $1,582,324 net of amortization.

Contractual Obligations

     The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contractual Obligations		Less than			More than
At December 31, 2012	Total	1 Year	1-3 years	3-5 years	5 years
Note Payable	$39,200	$39,200

Note Payable @ 15%	$538,000		$538,000
Convertible Promissory Note @ 18%	$633,306		633,306

Total	$1,210,506	$39,200	1,171,306

     The above table outlines our obligations as of December 31, 2012 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Principal Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

     In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

ii)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)

We did not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

     We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as our financial situation allows, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

     Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

ITEM 9B — OTHER INFORMATION

Amendment of ASYM Agreements

     Subsequent to the year ended December 31, 2012, in March 2013, the Company and ASYM Energy Opportunities LLC (“ASYM”) agreed to modify the terms of the warrants issuable pursuant to the Purchase Agreement between the Company and ASYM, dated July 3, 2012 (the “Purchase Agreement”). The parties agreed to eliminate the variable exercise price of each warrant grant due pursuant to the Purchase Agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants. As a result of the retrospective modification of terms, the Company re-valued all warrants previously issued and recorded a financing expense in the amount of $174,683. As of December 31, 2012, the derivative liability related to the fair value of the variable number of warrants potentially issuable has been eliminated due to the fixed conversion rate.

     The Purchase Agreement also contained miscellaneous debt covenant requirements which the Company was not in compliance with. On March 28, 2013, ASYM granted the Company a waiver of those covenants through March 31, 2013 in return for a 3% overriding royalty interest in all existing and future properties and a $25,000 waiver fee.

     In March, 2013, the Company also amended the Purchase Agreement to raise the monthly management fee to $20,000 per month and to eliminate the fee on the unused portion of the funding. The amended agreement lowers the amount owed to ASYM as of March of 2013 by approximately $47,000 if the full balance owed to ASYM is paid in full by July 31, 2013.

Outstanding Securities

     As of December 31, 2012 the Company had 47,620,406 shares of common stock issued and outstanding and 6,423,708 shares of common stock owed but not issued.

Resignation of Director

     Effective February 27, 2013, the Company received the resignation of Lonnie McDade as a member of the Company’s Board of Directors.

Debt Exchange

     Effective March 4, 2013, in connection with the assignment of $140,000 of outstanding convertible debt of the Company to Magna Group, LLC (“Magna”), the Company issued to Magna a Twelve Percent (12%) Convertible Note (the “Note”).

     The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company.  The conversion price of the Note shall be equal to a forty five percent (45%) discount from the lowest trading price of the Company’s common stock in the five days prior to the day Magna requests conversion.  An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding.  In no event will the conversion price be less than $0.00004 per share.  If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount.  The note matures on September 4, 2013.  The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest.  The issuance of the Note was conducted by the Company and was issued in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, and comparable exemptions under state securities laws.

     In March of 2013, the company issued 235,515 shares of common stock in relation to a partial conversion of $10,000 of the Note.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Robert McIntosh	52	Director; President, Chief Executive Officer and Chief Financial Officer

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

     Robert McIntosh. On June 2, 2010, Mr. McIntosh became our President and Chief Executive Officer and in July 2012 he also became our Chief Financial Officer. Prior to that, Mr. McIntosh had been our Chief Operating Officer and a Director on our Board since March 2009. Prior to joining our company, Mr. McIntosh served as President of Silver Star Energy, Inc. from September 2003 to May 2008 and as President of Bancroft Uranium, Inc. from July 2008 to December 2008. Mr. McIntosh has been a businessman and consulting geologist for the past 25 years. He is experienced both as a resource exploration geoscientist alongside noteworthy strengths in all facets of corporate development. Since 1983 his career has taken him across the Americas and abroad where he has been instrumental in the design, implementation, execution and management of programs in the oil, gas, precious and base metals segments of the resource sector. His skills encompass virtually every aspect of oil & gas exploration, well completion and production techniques alongside a diverse experience in project acquisition, negotiations, contracts, and project divestitures within the petroleum industry. He has developed significant expertise and industry contacts in his various roles across the publicly traded market sector as well as with private junior E&P companies. Mr. McIntosh has successfully assisted his clients and stakeholders in the U.S.A. and Canada on projects that ultimately became producing properties where he has contributed in full field exploitation programs with additional traditional and secondary forms of drilling and completions, along with ongoing well site supervision aimed at fully optimizing the overall asset. Mr. McIntosh’s business experience, and his 25 year career as a consulting geologist, gives him unique insights into our challenges, opportunities, and operations.

     Except as set forth above, no officer or director has been involved in any material legal proceeding.

     There are no arrangements, understandings, or family relationships pursuant to which our executive officers were selected.

Audit Committee Financial Expert

     Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. None of the Company’s directors currently meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We are seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors and financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

     In connection with the disposition of 22,500 shares of our common stock beginning March 28, 2012, Robert McIntosh was required to file a Form 4 no later than April 1, 2012. Mr. McIntosh filed the Form 4 on April 2, 2012, which was late as to a portion of the shares covered by such Form 4.

     In connection with the disposition of 22,500 shares of our common stock beginning March 28, 2012, Dan Holladay was required to file a Form 4 no later than April 1, 2012. Mr. Holladay filed the Form 4 on April 5, 2012, which was late as to a portion of the shares covered by such Form 4.

     In connection with the disposition of 12,500 shares of our common stock beginning April 2, 2012, Mr. Holladay was required to file a Form 4 no later than April 4, 2012. Mr. Holladay filed the Form 4 on April 5, 2012, which was late as to a portion of the shares covered by such Form 4.

     In connection with the disposition of 51,250 shares of our common stock on October 9, 2012, Mr. Holladay was required to file a Form 4 no later than October 11, 2012. Mr. Holladay filed the Form 4 on October 15, 2012.

     Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us during our most recent fiscal year, as filed with the Securities Exchange Commission, as of December 31, 2012, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

     On July 20, 2009, our Board of Directors adopted a Code of Ethical Conduct that provides an ethical standard for all employees, officers and directors. A copy of the Code of Ethical Conduct will be provided, without charge, to any person who so requests. A copy of the Code of Ethical Conduct may be requested via the following address or phone number:

     American Petro-Hunter Inc.
     250 N. Rock Rd., Suite 365
     Wichita KS, 67206
     (316) 201-1853

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

     The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2011 and December 31, 2012. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

						Non
						Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John J. Lennon,	2012	$12,000	$-0-	$52,500	$-0-	$-0-	$-0-	$-0-	$64,500
Former Chairman of the Board, Chief Financial Officer	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Robert McIntosh	2012	$184,500	$-0-	$84,000	$-0-	$-0-	$-0-	$-0-	$268,500
Director, President and Chief Executive Officer	2011	$180,000	$-0-	$204,000	$-0-	$-0-	$-0-	$0-	$384,000
Dan Holladay	2012	$92,500	$-0-	$52,500	$-0-	$-0-	$-0-	$-0-	$145,000
Former Director, Vice President Operations	2011	$116,000	$-0-	$102,000	$-0-	$-0-	$-0-	$-0-	$218,000

     Pursuant to the business consultant agreement with Mr. McIntosh, dated March 15, 2009, it was agreed that Mr. McIntosh would provide us with corporate management consulting services for a monthly fee of $15,000. The initial term of the agreement is twelve months with automatic renewals on a month-by-month basis thereafter. Mr. McIntosh received a total of $384,000 in compensation for the fiscal year ended December 31, 2011, of this, $204,000 was stock issued for services rendered. Mr. McIntosh received a total of $268,500 in compensation for the fiscal year ended December 31, 2012, of this, $84,000 was stock issued for services rendered.

     In January 2012, the Company verbally agreed to pay Mr. Lennon a salary of $3,000 per month and grant him 100,000 shares of our Common Stock. Mr. Lennon resigned as an officer and director of the Company effective July 17, 2012.

     Mr. Holladay became a Director in June 2009. On September 1, 2011, Mr. Holladay became our Vice President Operations, and his responsibilities were increased to include supervision of all field operations. He entered into a verbal agreement, effective September 1, 2011, whereby his monthly compensation was increased to $15,000 per month. Mr. Holladay resigned as an officer and director of the Company effective October 21, 2012.

Director Compensation

     Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other compensation arrangements with directors, and the directors did not receive any other compensation in the fiscal year ending December 31, 2012.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 25, 2013, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of March 25, 2013. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature
		of Beneficial		Percentage of
Name and Address		Ownership of		Common Stock
of Beneficial Owner	Title of Class	Common Stock(1)		Outstanding(1)

John J. Lennon
104 Swallow Hill Drive
Barnstable, Massachusetts	Common	0	(2)	0.00%

Robert B. McIntosh
17470 N Pacesetter ‘Way
Scottsdale, AZ 85255	Common	900,000		1.80%

Dan Holladay
5813 E 17
Wichita, KS 67208	Common	150,000	(3)	0.30%

All Executive Officers and Directors as a Group
(4 persons)	Common	1,050,000		2.11%

(1)

Consists of the aggregate total of shares of common stock held by the named individual directly. Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 49,862,294 shares of common stock outstanding as of March 25, 2013. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of March 25, 2013, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Lennon resigned as an officer and director of the Company effective July 17, 2012.
(3)	Mr. Holladay resigned as an officer and director of the Company effective October 21, 2012.

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

     On September 1, 2011, the Company agreed to name Dan Holladay, a director of the Company, to the position of Vice President Operations. Mr. Holladay entered into a verbal agreement with the Company, effective September 1, 2011, whereby his monthly compensation was increased to $15,000 per month. Mr. Holladay resigned as an officer and director of the Company effective October 21, 2012.

     In January 2012, the Company verbally agreed to pay John J. Lennon a salary of $3,000 per month and grant him 100,000 shares of our Common Stock, for his service as Chief Financial Officer of the Company. Mr. Lennon resigned as an officer and director of the Company effective July 17, 2012.

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

Director Independence

     During fiscal 2012, we had one independent director on our board, Lonnie McDade. Mr. McDade resigned from the board following the 2012 fiscal year, on February 27, 2013. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

	December 31, 2012	December 31, 2011
Audit Fees	$49,600	$22,750
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$49,600	$22,750

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

     In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in fiscal 2012. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

     (1) Financial Statements are listed in the Index to Financial Statements of this report.

(b) Exhibits

Exhibit Number	Name
3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Management and Governance Consultant Agreement with Robert McIntosh, effective March 15, 2009

10.2(4)	Note Purchase Agreement with John E. Friesen, dated August 13, 2009

10.3(5)	Secured Convertible Promissory Note with John E. Friesen, dated September 15, 2009

10.4(6)	Operating Agreement with Bay Petroleum Corp., dated April 21, 2010

10.5(7)	Debenture and Warrant Purchase Agreement with Maxum Overseas Fund, dated May 17, 2010

10.6(7)	Form of Warrant to Purchase Common Stock with Maxum Overseas Fund

10.7(8)	Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated May 4, 2011

10.8(9)	Purchase Agreement with Bay Petroleum Corp., dated July 13, 2011

10.9(9)	Working Interest Agreement with Bay Petroleum Corp., dated July 13, 2011

10.10(9)	Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated July 18, 2011

10.11(10)	Second Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated August 12, 2011

10.12(11)	Second Amendment to Promissory Notes with John E. Friesen, dated August 13, 2011

10.13(12)	Form of Accounts Payable Agreement

10.14(13)	Third Amendment to Promissory Notes with John E. Friesen, dated July 3, 2012

10.15(13)	Lien Termination with Maxum Overseas Fund, dated July 3, 2012

10.16(13)	Royalty Termination Agreement with Centennial Petroleum Partners, LLC, dated July 3, 2012

10.17(13)	Purchase Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.18(13)	Form of Warrant to Purchase Common Stock with ASYM Energy Opportunities LLC

10.19(13)	Form of Senior Secured Promissory Note with ASYM Energy Opportunities LLC

10.20(13)	First Lien Security Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.21(13)	Management Services Agreement with ASYM Management LLC, dated July 3, 2012

10.22(13)	Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.23(13)	Deposit Account Control (Default) Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.24(14)	Common Stock Purchase Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.25(14)	Registration Rights Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.26	Twelve Percent (12%) Convertible Note with Magna Group, LLC, dated March 4, 2013

21	List of Subsidiaries

31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed August 30, 2012.

(2)	Incorporated by reference to the Form 10-SB12G filed June 19, 1997.

(3)	Incorporated by reference to the Current Report on Form 8-K filed March 27, 2009.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K filed September 24, 2009.

(6)	Incorporated by reference to the Current Report on Form 8-K filed April 23, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K filed May 20, 2010.

(8)	Incorporated by reference to the Current Report on Form 8-K filed May 10, 2011.

(9)	Incorporated by reference to the Current Report on Form 8-K filed July 19, 2011.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2011.

(11)	Incorporated by reference to the Current Report on Form 8-K filed August 16, 2011.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 14, 2012.

(13)	Incorporated by reference to the Current Report on Form 8-K filed July 9, 2012.

(14)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2013.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: April 15, 2013	/s/ Robert B. McIntosh
By: Robert B. McIntosh
Its: President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

	President, Chief Executive Officer, Chief Financial Officer, and	April 15, 2013
/s/ Robert B. McIntosh	Director
Robert B. McIntosh	(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

To the Board of Directors and Stockholders
American Petro-Hunter, Inc.
Wichita, Kansas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. American Petro-Hunter, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2012 and 2011 and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver Martin & Samyn, LLC
Kansas City, Missouri
April 15, 2013

American Petro-Hunter, Inc.
Balance Sheets

	December 31,	December 31,
	2012	2011
Assets

Current assets:
Cash	$16,216	$2,609
Accounts receivable	13,735	46,417
Prepaid expenses	-	79,464
Total current assets	29,951	128,490

Investments in mineral properties, net of accumulated amortization of $132,499 and $135,987, respectively	1,582,324	1,965,577
Capitalized financing costs, net of amortization of $6,737 and $0, respectively	41,263	-

Total assets	$1,653,538	$2,094,067

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other liabilities	$567,629	$565,552
Short term note from officer	39,200	-
Note payable and accrued interest	-	202,484
Convertible debenture, net of discount of $0 and $212,070	-	2,164,205
Convertible debenture	-	633,306
Accrued interest on convertible debenture	41,073	456,638
RoyaltyRoyalty interestinterest payablepayable	-	113,164
Derivative liability	559	-
Loan guarantee	-	94,860
Total current liabilities	648,461	4,230,209

Long term liabilities:
Note payable, net of discount of $178,471 and $0	359,529	-
Convertible debenture	633,306	-
Total long term liabilities	992,835	-
Total liabilities	1,641,296	4,230,209

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,620,406 and 32,867,028 shares issued and outstanding as December 31, 2012 and 2011, respectively	47,621	32,867
Common stock to be issued; 6,423,708 and 0 shares as of December 31, 2012 and 2011	6,424	-
Additional paid-in capital	13,731,097	8,313,575
Accumulated comprehensive gain (loss)	4,706	(8,114)
Accumulated deficit	(13,777,606)	(10,474,470)
Total stockholders' equity (deficit)	12,242	(2,136,142)

Total liabilities and stockholders' equity (deficit)	$1,653,538	$2,094,067

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
Statements of Operations

	For the year ended
	December 31,
	2012	2011

Revenue	$308,770	$317,931

Cost of Goods Sold
Production and amortization	193,674	228,863

Gross profit	115,096	89,068

General and administrative	575,783	635,091
Executive compensation	481,000	602,000
Impairment expense	565,737	173,879
Total expenses	1,622,520	1,410,970

Net loss before other income (expense)	(1,507,424)	(1,321,902)

Other income (expense):
Gain (loss) on sale of mineral properties	2,621	-
Gain on forgiveness of debt	322,731	-
Gain (loss) on derivative instruments	(5,265)	-
Interest expense	(2,115,799)	(1,412,177)
Total other income (expense)	(1,795,712)	(1,412,177)

Net loss before income taxes	(3,303,136)	(2,734,079)

Provision for income taxes	-	-

Net loss	(3,303,136)	(2,734,079)

Other comprehensive income (expense)	8,114	-

Comprehensive loss	$(3,295,022)	$(2,734,079)

Weighted average common shares
outstanding - basic and fully diluted	44,476,603	28,221,310

Net loss per common share
basic and fully diluted	$(0.07)	$(0.10)

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
Statement of Stockholder's Equity (Deficit)

							Total
	Common Stock		Additional	Stock		Accumulated	Stockholder's
			Paid-in	owed but	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	not issued	Deficit	(Loss)	(deficit)

Balance at December 31, 2010	27,060,561	27,061	6,348,559	543	(7,740,391)	(8,114)	(1,372,342)

Shares issued that were owed	542,856	543	-	(543)	-	-	-
Shares issued for compensation	600,000	600	305,400	-	-	-	306,000
Shares issued for services	100,000	100	50,900	-	-	-	51,000
Shares issued for cash	200,000	200	49,800	-	-	-	50,000
Convertible debenture converted to stock	4,363,611	4,363	1,086,539	-	-	-	1,090,902
Beneficial conversion feature issued on convertible debenture	-	-	472,377	-	-	-	472,377
Net loss	-	-	-	-	(2,734,079)	-	(2,734,079)

Balance at December 31, 2011	32,867,028	32,867	8,313,575	-	(10,474,470)	(8,114)	(2,136,142)

Shares issued for compensation	900,000	900	188,100	-	-	-	189,000
Shares issued in exchange for accts pay.	350,000	350	238,702	417	-	-	239,469
Convertible debenture converted to stock	12,652,869	12,653	3,150,565	-	-	-	3,163,218
Shares issued in exchange for notes pay.	850,509	851	211,777	-	-	-	212,628
Derivative instruments for purchase agreement	-	-	1,628,378	6,007	-	4,706	1,639,091
Net Loss	-	-	-	-	(3,303,136)	8,114	(3,295,022)

Balance at December 31, 2012	47,620,406	47,621	13,731,097	6,424	(13,777,606)	4,706	12,242

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
Statement of Cash Flows

	For the year ended
	December 31,
	2012	2011
Cash flows from operating activities
Net (loss)	$(3,303,136)	$(2,734,079)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	189,000	306,000
Shares issued for services	-	51,000
Amortization of discount	243,590	646,760
Impairment expense	565,737	173,879
Amortization of mineral properties	105,880	119,415
Amortization of prepaid financing costs	6,737	-
Recognized (gain) loss on fair value of derivative liability	5,265	-
Stock and warrants issued for financing	1,424,394	-
Gain on forgiveness of debt	(322,731)	-
Gain on sale of mineral properties	(2,621)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	32,682	(30,797)
(Increase) decrease in prepaid expenses	48,518	(71,091)
Increase (decrease) in accounts payable and accrued liabilities	395,313	427,326
Increase (decrease) in accrued interest	183,521	583,803
Net cash used by operating activities	(427,851)	(527,784)

Cash flows from investing activities
Proceeds from sale of mineral properties	69,500	-
Acquisition of mineral properties	(355,242)	(1,374,730)
Net cash used by investing activities	(285,742)	(1,374,730)

Cash flows from financing activities
Proceeds from sale of common stock	-	50,000
Short-term note from officer	39,200	-
Proceeds from note payable	490,000	150,980
Proceeds from convertible debenture	198,000	1,700,918
Net cash provided by financing activities	727,200	1,901,898

Net increase (decrease) in cash	13,607	(616)
Cash - beginning	2,609	3,225
Cash - ending	$16,216	$2,609

Supplemental disclosures:
Interest paid	$117,391	$136,500
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$189,000	$306,000
Shares issued for services	$-	$51,000
Accounts payable converted to stock	$239,469	$-
Note payable and accrued interest converted to stock	$3,375,846	$1,090,902

The accompanying notes are an integral part of these financial statements

American Petro-Hunter Inc.
Notes to Financial Statements
December 31, 2012

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

Net loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2012 and 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants and convertible debt on the Company’s net loss.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values because of their relatively short-term maturities. See Note 5 for further details.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2012 and 2011, due to their short-term nature. See Note 5 for further details.

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

Depreciation, depletion and amortization of all capitalized costs of proved oil and gas producing properties are expensed using the straight-line method over the estimated life of each well. Period valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. The costs of unproved properties are excluded from amortization until the properties are proved.

Unproved properties are assessed periodically individually when drilling and flow testing results indicate whether there is an economic resource or not. All capitalized costs associated with properties that have been determined to be a “dry-hole” or “uneconomic” are impaired when that determination is made. Proved properties are assessed periodically for impairment on an individual basis. Events that can trigger the test for possible impairment include significant decreases in the market value of a property, significant change in the extent or manner of use or change in property and the expectation that a property will be sold or otherwise disposed of significantly sooner than the previously estimated useful life. The assessment is done by comparing each property’s carrying value to their associated estimated undiscounted future net cash flows. Impaired properties are written down to their estimated fair values. The resulting impairment would be expensed to operations as impairment expense in the period in which it was determined that the impairment was indicated and calculated.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

4.	Investments in Mineral Properties

During the year ended December 31, 2012, the Company invested a total of $355,242 in four mineral properties and exchanged a Poston Prospect well with a book value of $41,000 plus cash in the amount of $6,500 for partial payment on a well located in the Oklahoma prospect. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties as of the balance sheet date and recognized an impairment expense in the amount of $565,737. As of December 31, 2012 and 2011, the estimated fair value of mineral properties totaled $1,582,324 and $1,965,577, net of accumulated amortization of $132,499 and $135,987, respectively. As of December 31, 2011, the Company has total capitalized costs of mineral properties (gross) of $2,101,564; $1,365,714 in proved properties and $735,850 in unproved properties. As of December 31, 2012, the Company has total capitalized costs of mineral properties (gross) of $1,714,822; $1,103,205 in proved properties and $611,617 in unproved properties. Capitalized costs of proved properties are amortized using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the years ended December 31, 2012 and 2011 was $105,880 and $119,415, respectively. A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into an Agreement with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the agreement, the Company paid $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. Subsequent to acquiring the working interest, the Company paid $138,615 in capitalized development costs necessary for completion of the initial well and the drilling and completion of a second well in the Poston Prospect. In 2011, the Company recognized an impairment of the investment in the amount of $93,879. Amortization attributable to the Poston Prospect totaled $3,215 and $22,468 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company sold its interest in the Poston Prospect for cash in the amount of $69,500, resulting in a gain of $2,621. This well contributed approximately 5% of the Company’s 2012 revenue.

Oklahoma prospects

During 2010 and 2011, the Company acquired various working interest percentages ranging from 5% to 50%, from Bay Petroleum for mineral properties located in Oklahoma in exchange for cash totaling $1,992,330. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 carrying value was impaired. During the year ended December 31, 2012, the Company acquired additional working interests in the Oklahoma prospects for cash in the amount of $355,242 and property valued at $41,000. As of December 31, 2012 and 2011, amortization expense was $102,665 and $96,847, respectively, relating to these wells. During the year ended December 31, 2012, two of the wells were determined to be uneconomic and $565,737 of impairment was taken to reduce the properties to their fair value. These wells contributed approximately 95% of the Company’s 2012 revenue.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of:

		Level 1	Level 2	Level 3	Total
December 31, 2012:
Investments in mineral properties	$	- $	-	$1,582,324	$1,582,324
Accounts receivable		-	13,735	-	13,735
Accounts payable and other liab.		-	(609,702)	-	(609,702)
Derivative liability		-	(559)	-	(559)
Notes and convertible notes payable		-	(1,032,035)	-	(1,032,035)

December 31, 2011:
Investments in mineral properties	$	- $	-	$1,965,577	$1,965,577
Accounts receivable		-	46,417	-	46,417
Accounts payable and other liab.		-	(1,230,214)	-	(1,230,214)
Notes and convertible notes payable		-	(2,999,995)	-	(2,999,995)

6.	Debt and Debt Guarantee

Advances Payable – Related Party

During the year ended December 31, 2012, the Company issued a promissory note in the amount of $39,200 for cash advances received from an officer of the Company. The note is non-interest bearing, unsecured and due on demand. As of December 31, 2012, no payments have been made to the officer.

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

In 2011, CPP was assigned the 6% royalty interest originally granted to Maxum Overseas Fund. The royalty interest was valued at $113,164 utilizing the present value of estimated future payments due over the remaining life of the wells. The liability was recorded with corresponding prepaid financing costs to be amortized over the remaining term of the debt. For the years ended December 31, 2012 and 2011, $42,436 and $35,364, respectively, was amortized into interest expense in relation to this prepaid. During the year ended December 31, 2012, in connection with the royalty termination agreement discussed below, the Company has recorded a gain of $77,800 on the forgiveness of future royalty payments of $108,746 net of the unamortized financing costs of $30,946.

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, CPP agreed to enter into a royalty termination agreement, resulting in the elimination of their 6% royalty interest in exchange for anti-dilution protection with respect to the shares issued in the conversion of their note payable at a conversion rate of $0.25. The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the variable ASYM warrant exercise price less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. On July 3, 2012, the Company estimated the potential future number of anti-dilution share issuances required pursuant to the agreements to be 2,385,311 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $333,943 representing the fair value of the potential anti-dilution shares on that date. As of December 31, 2012, the Company has authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $406,615, the fair value of the shares on the date of grant. As of December 31, 2012, CPP there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $333,664 and a corresponding change in comprehensive gain (loss).

Convertible Debentures - 2009
In August and September of 2009, the issued two Secured Convertible Promissory Notes in the amount of $500,000 each to an investor for total proceeds of $1,000,000. The notes bear interest at a rate of 18% per annum, are secured by the assets of the Company, and matured on August 13 and September 15, 2010, respectively. In accordance with the agreement, the Company is required to make monthly interest payments until the principal balances are paid in full. Additionally, the Company issued warrants to purchase up to 2,857,142 shares of the Company’s common stock at an exercise price of $0.50. The warrants expired in 2011 and were unexercised. In March 2010, the holder elected to convert $350,000 of the notes into 1,000,000 shares of the Company’s common stock at a conversion rate of $0.35 per share. In December 2010 and August 2011, the debentures were subsequently amended whereby extending the original maturity date to August 13 and September 15, 2012 and reducing the conversion rate from the lower of $0.35 or a 25% discount to the five day average trading price to the lower of $0.25 or a 25% discount to the five day average.

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

The principal balance of the notes totaled $633,306 at each of the years ended December 31, 2012 and 2011.

Convertible Debentures - 2010
In 2010, the company entered into a Convertible Line of Credit Agreement with Maxum Overseas Fund (“Maxum”) in the amount of $1,500,000 and received an initial advance in the amount of $1,462,774. The line of credit bears interest at a rate of 24% per annum, is convertible at $0.90, and was secured by certain assets of the Company and due in full on May 17, 2011. In November of 2010, the Company amended the line of credit agreement to reduce the conversion price to $0.25 per share. In May and July of 2011, the Company entered into a third and fourth amendment to the line of credit whereby increasing the line of credit to $2,000,000 in exchange for a 3% royalty interest in production revenue generated by the Company. The Company was advances additional proceeds of $1,700,918. In August 2011, the agreement was further amended to extend the maturity date to November 17, 2012 and increase the line to $3,000,000 in exchange for an additional 3% royalty interest. The royalty interest was subsequently assigned by Maxum to Centennial Petroleum Partners, LLC (“CPP”). See CPP information above for further details on the royalty interest and its termination in 2012.

In December 2011, the holder elected to convert $1,090,902 of the balance owed into 4,363,611 shares of the Company’s common stock at a conversion rate of $0.25 per share. In the first quarter of 2012, the Company was advanced an additional $198,000 against the line of credit and In March and April of 2012; the holder elected to convert the entire unpaid principle balance and accrued interest in the amount of $3,163,218 into 12,652,869 shares of the Company’s common stock at a conversion rate of $0.25. Additionally, in 2012, Maxum agreed to forgive the finders’ fee and the Company recorded debt forgiveness of $158,185.

As of December 31, 2012 and 2011, the Company recorded amortization expense related to the beneficial conversion feature in the amount of $212,070 and $646,760, respectively.

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the investor group agreed to enter into a lien termination agreement, resulting in the termination of their security interest in certain assets of the Company in exchange for anti-dilution protection with respect to the shares issued in the conversion of the line of credit at a conversion rate of $0.25 The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $360,776 representing the fair value of the shares on that date.

During the year ended December 31, 2012, the Company authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $425,468, the fair value of the shares on the date of grant. As of December 31, 2012, there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $360,497 and a corresponding change in comprehensive gain (loss).

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

On July 3, 2012, the Company estimated the number of shares underlying warrants that could be issued pursuant to the Purchase Agreement, while not exceeding an ownership interest of 4.99%, to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $354,049 representing the fair value of the of the warrants on that date. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.031 iii) volatility of 181% iv) risk free rate of 0.69% and v) share price on the date of grant of $0.14.

On July 6, 2012, the Company received $300,000 of the initial tranche and in accordance with the Purchase Agreement the Company granted two warrants to purchase a total of 2,576,975 shares of the Company’s common stock, 2,138,889 to ASYM and 438,086 to ASYM Management, at an exercise price of $0.031 and recorded a financing expense in the amount of $354,049, the fair value of the warrants on the date of grant. On September 27, 2012, the Company received additional proceeds of $180,000 due under the first tranche. As consideration for the limitation of funding the entire remaining $700,000 per the Purchase Agreement, ASYM agreed to a $0.35 exercise price for the warrant due them in connection with the September 27th funding. As a result, the Company granted two warrants to purchase a total of 376,209 shares of the Company’s common stock and recorded a financing expense in the amount of $59,124, the fair value of the warrants on the date of grant. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.2946 iii) volatility of 179% iv) risk free rate of 0.64% and v) share price on the date of grant of $0.16

On November 19 and December 17, the Company received two additional tranches in the amount of $5,000 each. In accordance with the terms of the financing agreement the Company granted the issuance of two warrants to purchase 18,773 and 31,147, respectively in connection with the funding advances and recorded financing costs of $4,452. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 184%-185 iv) risk free rate of 0.64%-0.77% and v) share price on the date of grant of $0.12-$0.07.

Subsequent to the year ended December 31, 2012, the Company and ASYM agreed to modify the terms of the July 3, 2012 agreement whereby eliminating the variable exercise price of each warrant grant due pursuant to the agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants. As a result of the retrospective modification of terms, the Company re-valued all warrants previously issued and recorded a financing expense in the amount of $174,683. As of December 31, 2012, the derivative liability related to the fair value of the variable number of warrants potentially issuable has been eliminated due to the fixed conversion rate.

The ASYM agreement contains miscellaneous debt covenant requirements. As of December 31, 2012, the Company was not in compliance with those covenants. On March 28, 2013, ASYM granted the Company a waiver of those covenants through March 31, 2013 in return for a 3% overriding royalty interest in all existing and future properties and a $25,000 waiver fee.

Loan Guarantee

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary. The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses. Upon receipt of the demand, the Company accrued the estimated amount of the claim, $94,860 along with a comprehensive loss on foreign currency of $8,114, since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action. As of December 31, 2012, the Company has determined the loan guarantee is no longer valid due to its age and the statute of limitations. As a result, the Company recognized a gain on debt in the amount of $86,746.

Financing and interest expense
Financing and interest costs related to the Company’s aforementioned financing activities for the year ended December 31, 2012 and 2011, totaled $2,115,799 and $1,412,177, respectively.

7.	Stockholders’ Equity Transactions

Common Stock
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

During the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the balance sheet date 417,500 shares were unissued.

During the year ended December 31, 2012, the Company authorized the issuance of 12,652,869 shares of common stock for the conversion of $3,163,218 in convertible debt and accrued interest as discussed in Note 6.

During the year ended December 31, 2012, the Company authorized the issuance of 850,509 shares of common stock for the conversion of $212,628 in notes payable and accrued interest as discussed in Note 6.

During the year ended December 31, 2012, the Company authorized the issuance of 6,006,208 shares of common stock valued at $832,083 in connection with the anti-dilution provisions provided to Maxum and CPP.

As of December 31, 2012 there are 47,620,406 shares of common stock issued and outstanding and 6,423,708 shares of common stock owed but not issued.

Warrants

During the year ended December 31, 2011, the Company issued 200,000 warrants in relation to a stock sale as described in above. The warrants have a $0.40 exercise price and a two-year life. The warrants expire on November 7, 2013.

During the year ended December 31, 2012, the Company issued 3,003,104 warrants in connection with the ASYM Purchase Agreement discussed in Note 6. The warrants are exercisable for a term of five years and at a strike price of $0.01. These warrants expire in the third and fourth quarter of 2017.

As of December 31, 2012, there are 3,203,104 warrants outstanding at a weighted average exercise price of $0.0344.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes. The Company’s operations for the years ended December 31, 2012 and 2011 resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012, the Company has total net operating loss carryforwards of approximately $10,000,000 which may or may not be used to reduce future income taxes payable. Current federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions

During the years ended December 31, 2012 and 2011, the Company granted 900,000 shares and 600,000 shares, respectively, to directors and officers in lieu of executive compensation.

During the period from August to December of 2011, the Company reimbursed an officer $9,000 for a residential lease in Wichita, Kansas. The Company also reimbursed the officer approximately $8,700 in connection with expenses during the same period.

During the year ended December 31, 2012, the Company reimbursed an officer $16,498 for a residential lease in Wichita, Kansas. The Company also reimbursed the officer approximately $12,844 in connection with expenses and $8,482 in connection with utilities during the year ended December 31, 2012.

During the year ended December 31, 2012, an officer/director loaned the company $39,200 for the purchase of mineral properties as discussed in note 6.

As noted in note 7, during the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the balance sheet date 417,500 shares were unissued. $173,205 of the accounts payable converted was held by officers/directors of the Company.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

In February of 2013, the company sold 75,000 shares of common stock for $4,500.

Effective February 27, 2013, the Company received the resignation of Lonnie McDade as a member of the Company’s Board of Directors.

On March 14, 2013, the company sold 166,667 shares of common stock for $10,000.

Debt Exchange

Effective March 4, 2013, in connection with the assignment of $140,000 of outstanding convertible debt of the Company to Magna Group, LLC (“Magna”), the Company issued to Magna a Twelve Percent (12%) Convertible Note (the “Note”).

The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company.  The conversion price of the Note shall be equal to a forty five percent (45%) discount from the lowest trading price of the Company’s common stock in the five days prior to the day Magna requests conversion.  An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding.  In no event will the conversion price be less than $0.00004 per share.  If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount.  The note matures on September 4, 2013.  The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest.  The issuance of the Note was conducted by the Company and was issued in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, and comparable exemptions under state securities laws.

In March of 2013, the company issued 235,515 shares of common stock in relation to a partial conversion of $10,000 of the Note. ASYM Transaction

In March of 2013, the Company amended its agreement with ASYM Management to raise the monthly management fee to $20,000 per month and to eliminate the fee on the unused portion of the funding. The amended agreement lowers the amount owed to ASYM as of March of 2013 by approximately $47,000 if the full balance owed to them is paid in full by July 31, 2013.

In March of 2013, ASYM agreed to rest all of its warrants, existing and future under the purchase agreement, to $0.01.

In March of 2013, ASYM granted the Company a waiver of the covenants contained in its agreement through March 31, 2013 in return for a 3% overriding royalty interest in all existing and future properties and a $25,000 waiver fee.

Hanover Transaction In March of 2013, the Company entered into a common stock purchase agreement as noted below:

On March 22, 2013, the Company entered into a common stock purchase agreement with Hanover Holdings I, LLC, a New York limited liability company (the “Investor”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $5,000,000 worth of the Company’s common stock over the 24-month term of the Purchase Agreement.

From time to time over the term of the Purchase Agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the Securities and Exchange Commission (the “Commission”), as further discussed below, the Company may, in its sole discretion, provide the Investor with draw down notices to purchase a specified dollar amount of Shares over a 10 consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice, with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the 10 trading days immediately preceding the date of the Draw Down Notice.

Once presented with a Draw Down Notice, the Investor is required to purchase a pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equals or exceeds a floor price determined by the Company for such draw down (the “Floor Price”). If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the Purchase Agreement provides that the Investor will not be required to purchase the pro rata portion of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice shall be equal to 90.0% of the arithmetic average of the three lowest VWAPs that equal or exceed the applicable Floor Price during the applicable Pricing Period; provided, however, that if the VWAP does not equal or exceed the applicable Floor Price for at least three trading days during the applicable Pricing Period, then the per share purchase price shall be equal to 90.0% of the arithmetic average of all VWAPs that equal or exceed the applicable Floor Price during such Pricing Period. Each purchase pursuant to a draw down shall reduce, on a dollar-for-dollar basis, the Total Commitment under the Purchase Agreement.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice would cause the Company to issue or sell or the Investor to acquire or purchase an aggregate dollar value of Shares that would exceed the Total Commitment, or (iii) the sale of Shares pursuant to the Draw Down Notice would cause the Company to sell or the Investor to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by the Investor of more than 4.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder). The Company cannot make more than one draw down in any Pricing Period and must allow 24 hours to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Purchase Agreement may be terminated at any time by the mutual written consent of the parties. Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of (i) the first day of the month next following the 24-month anniversary of the date on which the initial registration statement is declared effective by the Commission or (ii) the date on which the Investor purchases the Total Commitment worth of common stock under the Purchase Agreement. Under certain circumstances set forth in the Purchase Agreement, the Company and the Investor each may terminate the Purchase Agreement on one trading day’s prior written notice to the other.

The Company paid to the Investor a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 3.0% of the Total Commitment under the Purchase Agreement) in the form of 1,764,706 restricted shares of the Company’s common stock, calculated at a price equal to $0.085 per share, which was the closing price of our Common Stock on March 4, 2013. The Commitment shares were issued in March of 2013. The Commitment Shares will be registered for resale in the Registration Statement, as discussed below.

The Company also agreed to pay up to $15,000 of reasonable attorneys' fees and expenses (exclusive of disbursements and out-of-pocket expenses) incurred by the Investor in connection with the preparation, negotiation, execution and delivery of the Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to the Investor on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay the Investor, in addition to all other remedies available to the Investor under the Purchase Agreement, an amount in cash equal to 2.0% of the purchase price of such shares for each 30-day period the shares are not delivered, plus accrued interest.

The Purchase Agreement also provides for indemnification of the Investor and its affiliates in the event that the Investor incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations and warranties under the Purchase Agreement or the other related transaction documents or any action instituted against the Investor or its affiliates due to the transactions contemplated by the Purchase Agreement or other transaction documents, subject to certain limitations.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, the Company and the Investor also entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement with the Commission to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of the Company's common stock held by non-affiliates of the Company, on or prior to April 22, 2013 (the “Filing Deadline”) and have it declared effective at the earlier of (A) the 90th calendar day after the Closing Date and (B) the fifth business day after the date the Company is notified by the Commission that such Registration Statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”).

If at any time all of the Registrable Securities (as defined in the Registration Rights Agreement) are not covered by the initial Registration Statement, the Company has agreed to file with the Commission one or more additional Registration Statements so as to cover all of the Registrable Securities not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

The Company also agreed, among other things, to indemnify the Investor from certain liabilities and fees and expenses of the Investor incident to the Company’s obligations under the Registration Rights Agreement, including certain liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Investor has agreed to indemnify and hold harmless the Company and each of its directors, officers and persons who control the Company against certain liabilities that may be based upon written information furnished by the Investor to the Company for inclusion in a registration statement pursuant to the Registration Rights Agreement, including certain liabilities under the Securities Act.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Management and Governance Consultant Agreement with Robert McIntosh, effective March 15, 2009

10.2(4)	Note Purchase Agreement with John E. Friesen, dated August 13, 2009

10.3(5)	Secured Convertible Promissory Note with John E. Friesen, dated September 15, 2009

10.4(6)	Operating Agreement with Bay Petroleum Corp., dated April 21, 2010

10.5(7)	Debenture and Warrant Purchase Agreement with Maxum Overseas Fund, dated May 17, 2010

10.6(7)	Form of Warrant to Purchase Common Stock with Maxum Overseas Fund

10.7(8)	Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated May 4, 2011

10.8(9)	Purchase Agreement with Bay Petroleum Corp., dated July 13, 2011

10.9(9)	Working Interest Agreement with Bay Petroleum Corp., dated July 13, 2011

10.10(9)	Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated July 18, 2011

10.11(10)	Second Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated August 12, 2011

10.12(11)	Second Amendment to Promissory Notes with John E. Friesen, dated August 13, 2011

10.13(12)	Form of Accounts Payable Agreement

10.14(13)	Third Amendment to Promissory Notes with John E. Friesen, dated July 3, 2012

10.15(13)	Lien Termination with Maxum Overseas Fund, dated July 3, 2012

10.16(13)	Royalty Termination Agreement with Centennial Petroleum Partners, LLC, dated July 3, 2012

10.17(13)	Purchase Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.18(13)	Form of Warrant to Purchase Common Stock with ASYM Energy Opportunities LLC

10.19(13)	Form of Senior Secured Promissory Note with ASYM Energy Opportunities LLC

10.20(13)	First Lien Security Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.21(13)	Management Services Agreement with ASYM Management LLC, dated July 3, 2012

10.22(13)	Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.23(13)	Deposit Account Control (Default) Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.24(14)	Common Stock Purchase Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.25(14)	Registration Rights Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.26	Twelve Percent (12%) Convertible Note with Magna Group, LLC, dated March 4, 2013

21	List of Subsidiaries

31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed August 30, 2012.

(2)	Incorporated by reference to the Form 10-SB12G filed June 19, 1997.

(3)	Incorporated by reference to the Current Report on Form 8-K filed March 27, 2009.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K filed September 24, 2009.

(6)	Incorporated by reference to the Current Report on Form 8-K filed April 23, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K filed May 20, 2010.

(8)	Incorporated by reference to the Current Report on Form 8-K filed May 10, 2011.

(9)	Incorporated by reference to the Current Report on Form 8-K filed July 19, 2011.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2011.

(11)	Incorporated by reference to the Current Report on Form 8-K filed August 16, 2011.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 14, 2012.

(13)	Incorporated by reference to the Current Report on Form 8-K filed July 9, 2012.

(14)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2013.