Form 10-Q
period 2013-03-31
AMERICAN PETRO-HUNTER INC
filed 2013-05-21
CIK 1040482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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
[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
[X] Yes     [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting
		(Do not check if smaller	company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2013
Common stock, $.001 par value	56,590,597

AMERICAN PETRO HUNTER INC.
FORM 10-Q

March 31, 2013

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 15, 2013.

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

Item 1. Financial Statements.

American Petro-Hunter, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash	$9,743	$16,216
Accounts receivable	18,837	13,735
Total current assets	28,580	29,951

Investments in mineral properties, net of accumulated amortization of $150,087 and $132,499, respectively	1,564,735	1,582,324
Capitalized financing costs, net of amortization of $10,974 and $6,737, respectively	190,527	41,263

Total assets	$1,783,842	$1,653,538

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other liabilities	$581,808	$567,629
Short term note from officer	39,200	39,200
Note payable - current, net of discount of $105,326 and $0 at March 31, 2013 and December 31, 2012, respectively	44,674	-
Accrued interest	68,887	41,073
Derivative liability	17,396	559
Total current liabilities	751,965	648,461

Long term liabilities:
Note payable, net of discount of $186,765 and $178,471 at March 31, 2013 and December 31, 2012, respectively	431,235	359,529
Convertible debenture	493,306	633,306
Total long term liabilities	924,541	992,835
Total liabilities	1,676,506	1,641,296

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 50,931,813 and 47,620,406 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	50,932	47,621
Common stock to be issued; 6,433,034 and 6,423,708 shares as of March 31, 2013 and December 31, 2012	6,434	6,424
Additional paid-in capital	14,118,907	13,731,097
Accumulated comprehensive gain (loss)	(12,131)	4,706
Accumulated deficit	(14,056,806)	(13,777,606)
Total stockholders' equity	107,336	12,242

Total liabilities and stockholders' equity	$1,783,842	$1,653,538

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter, Inc.
Condensed Statements of Operations

	(Unaudited)
	March 31,
	2013	2012

Revenue	$44,239	$114,723

Cost of Goods Sold
Production and amortization	26,593	72,653

Gross profit	17,646	42,070

General and administrative	122,250	105,791
Executive compensation	51,000	285,000
Impairment expense	-	256,737
Total expenses	173,250	647,528

Net loss before other income (expense)	(155,604)	(605,458)

Other income (expense):
Gain on forgiveness of debt	-	86,746
Interest expense	(123,596)	(385,589)
Total other income (expense)	(123,596)	(298,843)

Net loss before income taxes	(279,200)	(904,301)

Provision for income taxes	-	-

Net loss	(279,200)	(904,301)

Other comprehensive income (expense)	-	8,114

Comprehensive loss	$(279,200)	$(896,187)
		.
Weighted average common shares outstanding - basic and fully diluted	48,295,256	33,844,015

Net loss per common share basic and fully diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter, Inc.
Condensed Statement of Cash Flows

	For the three months ended
	March 31,
	2013	2012
Cash flows from operating activities
Net (loss)	$(279,200)	$(904,301)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	-	189,000
Amortization of discount	72,306	202,517
Impairment expense	-	256,737
Amortization of mineral properties	17,589	36,342
Amortization of prepaid financing costs	4,237	-
Stock and warrants issued for financing	704	-
Gain on forgiveness of debt	-	(86,746)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,102)	1,239
(Increase) decrease in prepaid expenses	-	18,110
Increase (decrease) in accounts payable and accrued liabilities	14,179	64,350
Increase (decrease) in accrued interest	27,814	132,604
Net cash used by operating activities	(147,473)	(90,148)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	65,000
Acquisition of mineral properties	-	(158,400)
Net cash used by investing activities	-	(93,400)

Cash flows from financing activities
Proceeds from sale of common stock	14,500	-
Proceeds from note payable	126,500	-
Proceeds from convertible debenture	-	188,250
Net cash provided by financing activities	141,000	188,250

Net increase (decrease) in cash	(6,473)	4,702
Cash - beginning	16,216	2,609
Cash - ending	$9,743	$7,311

Supplemental disclosures:
Interest paid	$18,375	$29,250
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$-	$189,000
Shares issued for capitalized financing costs	$150,000	$-
Accounts payable converted to stock	$-	$40,000
Note payable and accrued interest converted to stock	$40,000	$2,778,641

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter Inc.
Notes to Condensed Financial Statements
March 31, 2013

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

Basis of presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the three months ended March 31, 2013.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

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

Net loss per share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2013 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants and convertible debt on the Company’s net loss.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2013 and December 31, 2012, due to their short-term nature. See Note 5 for further details.

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

Management has reviewed recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they do not or are not believed by management to have a material impact on the Company's present or future financial statements

4.	Investments in Mineral Properties

During the three months ended March 31, 2013, the Company did not make any further investments in mineral properties. During the year ended December 31, 2012, the Company invested a total of $355,242 in four mineral properties and exchanged a Poston Prospect well with a book value of $41,000 plus cash in the amount of $6,500 for partial payment on a well located in the Oklahoma prospect. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties as of the balance sheet date and recognized an impairment expense in the amount of $0 and $256,737 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the estimated fair value of mineral properties totaled $1,564,735 and $1,582,324, net of accumulated amortization of $150,087 and $132,499, respectively. As of March 31, 2013 and December 31, 2012, the Company has total capitalized costs of mineral properties (gross) of $1,714,822; $1,103,205 in proved properties and $611,617 in unproved properties. Capitalized costs of proved properties are amortized using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the three months ended March 31, 2013 and 2012 was $17,589 and $36,342, respectively. A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into an Agreement with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the agreement, the Company paid $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. Subsequent to acquiring the working interest, the Company paid $138,615 in capitalized development costs necessary for completion of the initial well and the drilling and completion of a second well in the Poston Prospect. In 2011, the Company recognized an impairment of the investment in the amount of $93,879. During the year ended December 31, 2012, the Company sold its interest in the Poston Prospect for cash in the amount of $69,500, resulting in a gain of $2,621. This well contributed approximately 5% of the Company’s 2012 revenue and 0% of the revenue for the three months ended March 31, 2013.

Oklahoma prospects

During 2010 and 2011, the Company acquired various working interest percentages ranging from 5% to 50%, from Bay Petroleum for mineral properties located in Oklahoma in exchange for cash totaling $1,992,330. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 carrying value was impaired. During the year ended December 31, 2012, the Company acquired additional working interests in the Oklahoma prospects for cash in the amount of $355,242 and property valued at $41,000. During the year ended December 31, 2012, two of the wells were determined to be uneconomic and $565,737 of impairment was taken to reduce the properties to their fair value. The Oklahoma prospects wells contributed approximately 95% of the Company’s 2012 revenue and 100% of the revenue for the three months ended March 31, 2013.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
March 31, 2013:
Cash	$9,743	$-	$-	$9,743
Accounts receivable	-	18,837	-	18,837
Accounts payable and other liab.	-	(650,695)	-	(650,695)
Derivative liability	-	(17,396)	-	(17,396)
Notes payable, net of discount	-	(1,008,415)	-	(1,008,415)

December 31, 2012:
Cash	$16,216	$-	$-	$16,216
Accounts receivable	-	13,735	-	13,735
Accounts payable and other liab.	-	(608,702)	-	(608,702)
Derivative liability	-	(559)	-	(559)
Notes payable, net of discount	-	(1,032,035)	-	(1,032,035)

6.	Debt and Debt Guarantee

Short term note from Officer

During the year ended December 31, 2012, the Company issued a promissory note in the amount of $39,200 for cash advances received from an officer of the Company. The note is non-interest bearing, unsecured and due on demand. As of March 31, 2013, no payments have been made to the officer and the note is still outstanding.

Miscellaneous Notes Payable

On October 18, 2006, the Company issued a promissory note in the amount of $25,000. The note bears interest at a rate of 12% per annum, is unsecured and matured on May 18, 2007. On March 26, 2012, the holder of the note elected to convert the entire principal balance together with accrued interest of $21,819 into 187,277 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of December 31, 2012, there was no balance due on this note.

In August 2011, the Company issued a promissory note in the amount of $71,000. The note bears interest at a rate of 24% per annum, is unsecured and due on demand. On April 30, 2012, the holder of the note elected to convert the entire principal balance together with accrued interest of $12,140 into 332,561 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of December 31, 2012, there was no balance due on this note.

In December, 2011, the Company issued a promissory note in the amount of $79,980 to Centennial Petroleum Partners LLC (“CPP”). The note bears interest at a rate of 6% per annum, is unsecured and due on demand. On April 30, 2012, the holder of the note elected to convert the entire principal balance together with accrued interest of $2,688 into 330,671 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of December 31, 2012, there was no balance due on this note.

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, CPP agreed to enter into a royalty termination agreement, resulting in the elimination of their 6% royalty interest in exchange for anti-dilution protection with respect to the shares issued in the conversion of their note payable at a conversion rate of $0.25. The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the variable ASYM warrant exercise price less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. On July 3, 2012, the Company estimated the potential future number of anti-dilution share issuances required pursuant to the agreements to be 2,385,311 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $333,943 representing the fair value of the potential anti-dilution shares on that date. As of December 31, 2012, the Company has authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $406,615, the fair value of the shares on the date of grant. As of December 31, 2012, CPP there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $333,664 and a corresponding change in comprehensive gain (loss). During the three months ended March 31, 2013, the Company authorized the issuance of an additional 4,633 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $233; the fair value of the shares on the date of the grant. During the three months ended March 31, 2013, the Company recorded an increase in derivative liability of $8,418 and a corresponding change in accumulated comprehensive gain (loss) on the balance sheet. As of March 31, 2013, the Company has not issued any of the shares discussed above and CPP is owed 3,007,767 shares. These shares are recorded as owed but not issued on the balance sheet.

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

On March 4, 2013, $140,000 of the outstanding convertible debt was assigned to Magna Group, LLC. See “Notes Payable – Magna Group” below for further details.

As of March 31, 2013 and December 31, 2012, the principal balance related to this note totaled $$493,306 and $633,306, respectively, and is shown as a long term liability on the balance sheet.

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

In December 2011, the holder elected to convert $1,090,902 of the balance owed into 4,363,611 shares of the Company’s common stock at a conversion rate of $0.25 per share. In the first quarter of 2012, the Company was advanced an additional $198,000 against the line of credit and In March and April of 2012; the holder elected to convert the entire unpaid principle balance and accrued interest in the amount of $3,163,218 into 12,652,869 shares of the Company’s common stock at a conversion rate of $0.25. As of December 31, 2012 there is no balance on this note. Additionally, in 2012, Maxum agreed to forgive the finders’ fee and the Company recorded debt forgiveness of $158,185. As of December 31, 2012 and 2011, the Company recorded amortization expense related to the beneficial conversion feature in the amount of $212,070 and $646,760, respectively.

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the investor group agreed to enter into a lien termination agreement, resulting in the termination of their security interest in certain assets of the Company in exchange for anti-dilution protection with respect to the shares issued in the conversion of the line of credit at a conversion rate of $0.25 The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $360,776 representing the fair value of the shares on that date. During the year ended December 31, 2012, the Company authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $425,468, the fair value of the shares on the date of grant. As of December 31, 2012, there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $360,497 and a corresponding change in comprehensive gain (loss). During the three months ended March 31, 2013, the Company authorized the issuance of an additional 4,633 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $233; the fair value of the shares on the date of the grant. During the three months ended March 31, 2013, the Company recorded an increase in derivative liability of $8,418 and a corresponding change in accumulated comprehensive gain (loss) on the balance sheet. As of March 31, 2013, the Company has not issued any of the shares discussed above and Maxum is owed 3,007,767 shares. These shares are recorded as owed but not issued on the balance sheet.

Note Payable – ASYM
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

The aforementioned warrants had a variable exercise price computed based on the lesser of (i) $0.20, (ii) eighty five percent (85%) of the volume weighted average price per share of the Company’s common stock for the fifteen days preceding the issuance of any tranche, or (iii) the trailing ninety (90) net average daily oil production multiplied by $40,000, the product of which is reduced by the Company’s total liabilities, but not less than $500,000, and then divided by the Company’s fully diluted number of common shares outstanding. Each warrant will have a term of five years from the date of issuance and will be limited to an amount where the underlying shares of common stock issuable upon exercise does not cause ASYM collectively, to exceed a 4.99% ownership interest in the Company. Upon exercise of any warrant, the warrant shares are subject to demand registration rights utilizing best efforts.

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

On July 6, 2012, the Company received $300,000 of the initial tranche and in accordance with the Purchase Agreement the Company granted two warrants to purchase a total of 2,576,975 shares of the Company’s common stock, 2,138,889 to ASYM and 438,086 to ASYM Management, at an exercise price of $0.031 and recorded a financing expense in the amount of $354,049, the fair value of the warrants on the date of grant. On September 27, 2012, the Company received additional proceeds of $180,000 due under the first tranche. As consideration for the limitation of funding the entire remaining $700,000 per the Purchase Agreement, ASYM agreed to a $0.35 exercise price for the warrant due them in connection with the September 27th funding. As a result, the Company granted two warrants to purchase a total of 376,209 shares of the Company’s common stock and recorded a financing expense in the amount of $59,124, the fair value of the warrants on the date of grant. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.2946 iii) volatility of 179% iv) risk free rate of 0.64% and v) share price on the date of grant of $0.16

On November 19 and December 17, the Company received two additional tranches in the amount of $5,000 each. In accordance with the terms of the financing agreement the Company granted the issuance of two warrants to purchase 18,773 and 31,147, respectively in connection with the funding advances and recorded financing costs of $4,452. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 184%-185 iv) risk free rate of 0.64% -0.77% and v) share price on the date of grant of $0.12 -$0.07.

During the three months ended March 31, 2013, the Company and ASYM agreed to modify the terms of the July 3, 2012 agreement whereby eliminating the variable exercise price of each warrant grant due pursuant to the agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants. As a result of the retrospective modification of terms, the Company re-valued all warrants previously issued and recorded a financing expense in the amount of $174,683. As of December 31, 2012, the derivative liability related to the fair value of the variable number of warrants potentially issuable has been eliminated due to the fixed conversion rate.

The ASYM agreement contains miscellaneous debt covenant requirements. As of December 31, 2012 and March 31, 2013, the Company was not in compliance with those covenants. On March 28, 2013, ASYM granted the Company a waiver of those covenants through March 31, 2013 in return for a 3% overriding royalty interest in all existing and future properties and a $25,000 waiver fee. The $25,000 waiver fee was not paid but rather recorded as a tranche loan under the agreement. In accordance with the terms of the financing agreement the Company granted the issuance of two warrants to purchase 3,869 and 793, respectively in connection with the funding advances and recorded financing costs of $240. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 120.5% iv) risk free rate of 0.72% and v) share price on the date of grant of $0.055.

Notes Payable – Magna Group
Effective March 4, 2013, in connection with the assignment of $140,000 of outstanding convertible debt of the Company to Magna Group, LLC (“Magna”), the Company issued to Magna a Twelve Percent (12%) Convertible Note which matures on September 4, 2013. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to a forty five percent (45%) discount from the lowest trading price of the Company’s common stock in the five days prior to the day Magna requests conversion. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $140,000 and a discount was recorded. The discount will be amortized over the six-month of the loan and adjusted for any conversions to common stock. During the three months ended March 31, 2013, $54,674 was amortized into interest expense in relation to the discount and the discount is $85,326 as of March 31, 2013.

In March of 2013, the company issued 1,305,034 shares of common stock in relation to a conversion of $40,000 of the Note. During the three months ended March 31, 2013, interest in the amount of $1,113 was accrued. As of March 31, 2013, the balance of the note was $100,000. Subsequent to March 31, 2013, Magna converted an additional $45,000 of the note into 5,658,784 shares of common stock.

Notes Payable – JMJ Financial
Effective March 27, 2013, the Company issued a convertible promissory note in the total possible amount of $335,000 and borrowed $50,000 under the note. The note bears no interest if repaid within ninety days and bears interest of 12% if not repaid within ninety dates. The maturity date of each loan under this promissory note is one year from the date of the draw. The loan balance is convertible at the lesser of $0.075 or 60% of the lowest trade price in the 25 trading days previous to the conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds of the initial $50,000 draw. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $20,000 and will be amortized over the one year of the loan. As of March 31, 2013, the note balance on this note is $50,000 and no interest had been accrued.

Notes Payable – Hanover Holdings I, LLC
Effective March 4, 2013, the Company issued a convertible promissory note in the amount of $51,500. The note bears interest at 12% and matures on December 4, 2013. The loan balance is convertible at 55% of the lowest trade price in the 10 trading days previous to the conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $25,925 and will be amortized over the life of the loan. As of March 31, 2013, the note balance on this note is $51,500 and $457 of interest had been accrued. In April of 2013, the Company entered into an exchange agreement with Hanover which changed the maturity date of the note to November 4, 2014 and changed the conversion price to $.008. The note balance is shown as a long term liability on the balance sheet.

Loan Guarantee

In 2004, the Company received a demand for payment from Canadian Western Bank (“CWB”) pursuant to a guarantee provided by the Company in favor of Calgary Chemical, a former subsidiary. The Company divested itself of Calgary Chemical in 1998 under an agreement with a former president and purchaser. The agreements included an indemnity guarantee from the purchaser of Calgary Chemical, whereby the purchaser would indemnify and save harmless the Company from any and all liability, loss, damage or expenses. Upon receipt of the demand, the Company accrued the estimated amount of the claim, $94,860 along with a comprehensive loss on foreign currency of $8,114, since in the opinion of legal counsel it is more likely than not that CWB would prevail in this action. As of December 31, 2012, the Company has determined the loan guarantee is no longer valid due to its age and the statute of limitations. As a result, the Company recognized a gain on debt in the amount of $86,746 in the year ended December 31, 2012.

Financing and interest expense
Financing and interest costs related to the Company’s aforementioned financing activities for the three months ended March 31, 2013 and 2012, totaled $123,596 and 385,589, respectively.

7.	Stockholders’ Equity Transactions

Common Stock
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

During the three months ended March 31, 2013, the Company issued 241,667 shares of common stock for cash of $14,500.

During the three months ended March 31, 2013, the Company issued 1,305,034 shares of common stock for the conversion of $40,000 in convertible debt as discussed in Note 6.

During the three months ended March 31, 2013, the Company issued 1,764,706 shares of common stock as a commitment fee in relation to the Hanover Holdings I, LLC agreement as discussed below. The shares were valued at $150,000 and capitalized as financing costs. The fee will be amortized over the two-year life of the agreement.

As of March 31, 2013 there are 50,931,813 shares of common stock issued and outstanding and 6,433,034 shares of common stock owed but not issued.

Hanover Holdings I, LLC Purchase Agreement:
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

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Purchase Agreement may be terminated at any time by the mutual written consent of the parties. Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of (i) the first day of the month next following the 24-month anniversary of the date on which the initial registration statement is declared effective by the Commission or (ii) the date on which the Investor purchases the Total Commitment worth of common stock under the Purchase Agreement. Under certain circumstances set forth in the Purchase Agreement, the Company and the Investor each may terminate the Purchase Agreement on one trading days prior written notice to the other.

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

During the three months ended March 31, 2013, the Company issued an additional 4,662 warrants in connection with the ASYM Purchase Agreement discussed in Note 6. The warrants are exercisable for a term of five years and at a strike price of $0.01. These warrants expire in the first quarter of 2018.

As of March 31, 2013, there are 3,207,766 warrants outstanding at a weighted average exercise price of $0.0343.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes. The Company’s operations for the years ended December 31, 2012 and the three months ended March 31, 2013 resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012 and March 31, 2013, the Company has total net operating loss carryforwards of approximately $10,000,000 which may or may not be used to reduce future income taxes payable. Current federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions
During the three months ended March 31, 2013 and 2012, the Company granted no shares and 900,000 shares, respectively, to directors and officers in lieu of executive compensation.

During the three months ended March 31, 2013, the Company reimbursed an officer approximately $4,068 in connection with travel, lodging and meals. During the three months ended March 31, 2012, the Company reimbursed an officer $10,996 for a residential lease and related utilities in Wichita, Kansas, which was being used as the corporate offices. The Company also reimbursed the officer approximately $9,810 in connection with travel, lodging and meals.

During the year ended December 31, 2012, an officer/director loaned the company $39,200 for the purchase of mineral properties as discussed in note 6. As of March 31, 2013, the loan is still outstanding.

As noted in note 7, during the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the March 31, 2013 and December 31, 2012, 417,500 shares were unissued. $173,205 of the accounts payable converted was held by officers/directors of the Company.

10.	Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

During April and May of 2013, $45,000 of notes payable was converted into 5,658,784 shares of common stock.

In April of 2013, the Company entered into an exchange agreement with Hanover which changed the maturity date of the note payable to Hanover to November 4, 2014 and changed the conversion price to $.008. The note balance was $51,500 as of March 31, 2013. The Company also borrowed an additional $5,000 from Hanover in April of 2013.

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

Background

          We are an oil and natural gas exploration and production (E&P) company with current projects in Payne and Lincoln Counties in Oklahoma. As of May 17, 2013, we have six producing wells in Oklahoma. We also have ownership of 1,410.7 net acres and rights for the exploration and production of oil and gas on an aggregate of approximately 4,733.8 gross acres in Oklahoma. This includes rights to explore on 1,847 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 2,886 gross acres in south-central Oklahoma (the “South Oklahoma Project”). In 2012, oil sales from our producing wells averaged 13.1 cumulative barrels per day.

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

          The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. As of, and for the three months ended March 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

          The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

          The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of three month periods ended March 31, 2013 and March 31, 2012

          For the three month periods ended March 31, 2013 and March 31, 2012, we incurred a comprehensive loss of $279,200 and $896,187, respectively. The decrease was largely attributed to decreases from March 31, 2012 to March 31, 2013 in executive compensation from $285,000 to $51,000, and impairment expenses from $256,737 to $0. General and administration expenses for the three month period ended March 31, 2013 amounted to $122,250 compared to $105,791 in the same period of 2012.

Liquidity and Capital Resources

          As of March 31, 2013, we had cash of $9,743 and working capital deficiency of $723,385. During the three month period ended March 31, 2013, we funded our operations from revenue received, and proceeds of private sales of equity and notes. During the three month period ended March 31, 2013, we raised $126,500 from the proceeds of notes payable and $14,500 from the proceeds of the sale of common stock. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. For the three months ended March 31, 2013, we used net cash of $147,473 in operations.

          On March 22, 2013, we announced that we had entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein including volume based share and price limitations, Hanover is committed to purchase up to $5,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement, beginning on the trading day following the date on which a registration statement covering the resale of the Shares by Hanover is declared effective. The per share purchase price for the shares shall be equal to 90.0% of the arithmetic average of the three lowest volume weighted average prices for our common stock during the applicable pricing period that equal or exceed the applicable floor price established by the Company. We paid to Hanover a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 3.0% of the Total Commitment under the Purchase Agreement) in the form of 1,764,706 restricted shares of our common stock, calculated at a price equal to $0.085 per share, which was the closing price of our Common Stock on March 4, 2013. In connection with the execution of the Purchase Agreement, we agreed to file an initial registration statement with the Commission to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of our common stock held by non-affiliates of the Company, which registration statement was filed on May 3, 2013.

          On July 9, 2012, we announced that we entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry. The credit facility is secured by all of our assets. At this time $515,000 has been advanced under the ASYM credit facility. We do not expect to receive additional funds from the ASYM facility at this time as we do not qualify under the agreement covenants.

          The Company and ASYM agreed to modify the terms of the agreement with ASYM whereby eliminating the variable exercise price of each warrant grant due pursuant to the agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants.

          In addition, during the three months ended March 31, 2013, we raised $126,500 from promissory notes. We also recorded $44,239 in revenue during the three months ended March 31, 2013 from our producing wells.

          Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling one to three wells in Oklahoma in 2013 which is estimated to cost between $800,000 and $2,400,000. Additionally, we have an aggregate of $189,200 in outstanding short term borrowings. We will need to secure additional debt or equity financing to pay such obligations as they become due. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

Item 4. Controls and Procedures.

          Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

          There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AMERICAN PETRO-HUNTER INC.

Date: May 20, 2013	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)