Form 10-Q
period 2013-06-30
AMERICAN PETRO-HUNTER INC
filed 2013-09-11
CIK 1040482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2013
Common stock, $.001 par value	63,465,597

AMERICAN PETRO HUNTER INC.
FORM 10-Q

June 30, 2013

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

Item 1. Financial Statements.

American Petro-Hunter, Inc.
Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$148	$16,216
Accounts receivable	20,386	13,735
Total current assets	20,534	29,951

Investments in mineral properties, net of accumulated amortization of $167,675 and $132,499, respectively	1,590,328	1,582,324
Capitalized financing costs, net of amortization of $15,256 and $6,737, respectively	186,244	41,263

Total assets	$1,797,106	$1,653,538

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other liabilities	$795,925	$567,629
Short term note from officer	39,200	39,200
Note payable - current, net of discount of $26,250 and $0 at June 30, 2013 and December 31, 2012, respectively	78,750	-
Accrued interest	92,677	41,073
Derivative liability	17,396	559
Total current liabilities	1,023,948	648,461

Long term liabilities:
Note payable, net of discount of $174,063 and $178,471 at June 30, 2013 and December 31, 2012, respectively	443,937	359,529
Convertible debenture	493,306	633,306
Total long term liabilities	937,243	992,835
Total liabilities	1,961,191	1,641,296

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 62,215,597 and 47,620,406 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	62,216	47,621
Common stock to be issued; 6,433,034 and 6,423,708 shares as of June 30, 2013 and December 31, 2012	6,434	6,424
Additional paid-in capital	14,230,611	13,731,097
Accumulated comprehensive gain (loss)	(12,131)	4,706
Accumulated deficit	(14,451,215)	(13,777,606)
Total stockholders' equity	(164,085)	12,242

Total liabilities and stockholders' equity	$1,797,106	$1,653,538

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter, Inc.
Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$30,770	$72,954	$75,009	$187,677

Cost of Goods Sold
Production and amortization	37,964	47,567	64,557	120,220

Gross profit	(7,194)	25,387	10,452	67,457

General and administrative	163,773	151,305	286,023	257,096
Executive compensation	51,000	76,000	102,000	361,000
Impairment expense	-	-	-	256,737
Total expenses	214,773	227,305	388,023	874,833

Net loss before other income (expense)	(221,967)	(201,918)	(377,571)	(807,376)

Other income (expense):
Gain on forgiveness of debt	-	235,985	-	322,731
Interest expense	(172,442)	(75,115)	(296,038)	(460,704)
Total other income (expense)	(172,442)	160,870	(296,038)	(137,973)

Net loss before income taxes	(394,409)	(41,048)	(673,609)	(945,349)

Provision for income taxes	-	-	-	-

Net loss	(394,409)	(41,048)	(673,609)	(945,349)

Other comprehensive income (expense)	-	-	(16,837)	8,114

Comprehensive loss	$(394,409)	$(41,048)	$(690,446)	$(937,235)

Weighted average common shares outstanding - basic and fully diluted	56,673,089	46,656,635	52,505,980	40,196,644

Net loss per common share basic and fully diluted	$(0.007)	$(0.001)	$(0.013)	$(0.023)

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter, Inc.
Condensed Statement of Cash Flows

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities
Net (loss)	$(673,609)	$(945,349)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	-	189,000
Amortization of discount	197,073	212,070
Impairment expense	-	256,737
Amortization of mineral properties	35,176	60,808
Amortization of prepaid financing costs	8,518	-
Stock and warrants issued for financing	704	-
Gain on forgiveness of debt	-	(322,731)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,651)	26,043
(Increase) decrease in prepaid expenses	-	39,812
Increase (decrease) in accounts payable and accrued liabilities	228,297	246,238
Increase (decrease) in accrued interest	51,604	142,447
Net cash used by operating activities	(158,888)	(94,925)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	106,000
Acquisition of mineral properties	(43,180)	(245,100)
Net cash used by investing activities	(43,180)	(139,100)

Cash flows from financing activities
Short-term note from officer	-	39,200
Proceeds from sale of common stock	14,500	-
Proceeds from note payable	171,500	-
Proceeds from convertible debenture	-	198,000
Net cash provided by financing activities	186,000	237,200

Net increase (decrease) in cash	(16,068)	3,175
Cash - beginning	16,216	2,609
Cash - ending	$148	$5,784

Supplemental disclosures:
Interest paid	$28,312	$43,750
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$-	$189,000
Shares issued for capitalized financing costs	$150,000	$-
Accounts payable converted to stock	$-	$239,469
Note payable and accrued interest converted to stock	$130,000	$3,375,846

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter Inc.
Notes to Condensed Financial Statements
June 30, 2013

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

Basis of presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the six months ended June 30, 2013 and 2012. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the six months ended June 30, 2013.

The results of operations for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

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

Net loss per share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and six months ended June 30, 2013 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants and convertible debt on the Company’s net loss.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2013 and December 31, 2012, due to their short-term nature. See Note 5 for further details.

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

During the six months ended June 30, 2013, the Company invested $43,180 in one investment of mineral properties. During the year ended December 31, 2012, the Company invested a total of $355,242 in four mineral properties and exchanged a Poston Prospect well with a book value of $41,000 plus cash in the amount of $6,500 for partial payment on a well located in the Oklahoma prospect. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties as of the balance sheet date and recognized an impairment expense in the amount of $0 and $256,737 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the estimated fair value of mineral properties totaled $1,590,328 and $1,582,324, net of accumulated amortization of $167,675 and $132,499, respectively. As of June 30, 2013, the Company has total capitalized costs of mineral properties (gross) of $1,758,003; $1,103,205 in proved properties and $654,798 in unproved properties. As of December 31, 2012, the Company has total capitalized costs of mineral properties (gross) of $1,714,822; $1,103,205 in proved properties and $611,617 in unproved properties. Capitalized costs of proved properties are amortized using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the six months ended June 30, 2013 and 2012 was $35,176 and $60,808, respectively. A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into an Agreement with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the agreement, the Company paid $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. Subsequent to acquiring the working interest, the Company paid $138,615 in capitalized development costs necessary for completion of the initial well and the drilling and completion of a second well in the Poston Prospect. In 2011, the Company recognized an impairment of the investment in the amount of $93,879. During the year ended December 31, 2012, the Company sold its interest in the Poston Prospect for cash in the amount of $69,500, resulting in a gain of $2,621. This well contributed approximately 5% of the Company’s 2012 revenue and 0% of the revenue for the six months ended June 30, 2013.

Oklahoma prospects

During 2010 and 2011, the Company acquired various working interest percentages ranging from 5% to 50%, from Bay Petroleum for mineral properties located in Oklahoma in exchange for cash totaling $1,992,330. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 carrying value was impaired. During the year ended December 31, 2012, the Company acquired additional working interests in the Oklahoma prospects for cash in the amount of $355,242 and property valued at $41,000. During the year ended December 31, 2012, two of the wells were determined to be uneconomic and $565,737 of impairment was taken to reduce the properties to their fair value. The Oklahoma prospects wells contributed approximately 95% of the Company’s 2012 revenue and 100% of the revenue for the six months ended June 30, 2013.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
June 30, 2013:
Cash	$148	$-	$-	$148
Accounts receivable	-	20,386	-	20,386
Accounts payable and other liab.	-	(888,602)	-	(888,602)
Derivative liability	-	(17,396)	-	(17,396)
Notes payable, net of discount	-	(1,055,193)	-	(1,055,193)

December 31, 2012:
Cash	$16,216	$-	$-	$16,216
Accounts receivable	-	13,735	-	13,735
Accounts payable and other liab.	-	(608,702)	-	(608,702)
Derivative liability	-	(559)	-	(559)
Notes payable, net of discount	-	(1,032,035)	-	(1,032,035)

6.	Debt and Debt Guarantee

Short term note from Officer

During the year ended December 31, 2012, the Company issued a promissory note in the amount of $39,200 for cash advances received from an officer of the Company. The note is non-interest bearing, unsecured and due on demand. As of June 30, 2013, no payments have been made to the officer and the note is still outstanding.

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, CPP agreed to enter into a royalty termination agreement, resulting in the elimination of their 6% royalty interest in exchange for anti-dilution protection with respect to the shares issued in the conversion of their note payable at a conversion rate of $0.25. The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the variable ASYM warrant exercise price less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. On July 3, 2012, the Company estimated the potential future number of anti-dilution share issuances required pursuant to the agreements to be 2,385,311 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $333,943 representing the fair value of the potential anti-dilution shares on that date. As of December 31, 2012, the Company has authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $406,615, the fair value of the shares on the date of grant. As of December 31, 2012, CPP there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $333,664 and a corresponding change in comprehensive gain (loss). During the six months ended June 30, 2013, the Company authorized the issuance of an additional 4,633 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $233; the fair value of the shares on the date of the grant. During the six months ended June 30, 2013, the Company recorded an increase in derivative liability of $8,418 and a corresponding change in accumulated comprehensive gain (loss) on the balance sheet. As of June 30, 2013, the Company has not issued any of the shares discussed above and CPP is owed 3,007,767 shares. These shares are recorded as owed but not issued on the balance sheet.

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

On July 3, 2012, in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the Company entered into a third amendment whereby the holder agreed to terminate his security interest in the assets of the Company, reduce the interest rate from 18% to 10% per annum upon receipt of the initial financing tranche of $1,000,000 and to revise the repayment terms, whereby the entire unpaid principle together with accrued interest will be payable in two equal installments upon successful financing obtained by the Company, but in no event later than December 31, 2014. The initial funding tranche of $1,000,000 has not been received, therefore this loan remains at an interest rate of 18% per annum.

On March 4, 2013, $140,000 of the outstanding convertible debt was assigned to Magna Group, LLC. See “Notes Payable – Magna Group” below for further details. Subsequent to June 30, 2013, an additional $65,000 of the outstanding convertible debt was assigned to Magna Group, LLC.

As of June 30, 2013 and December 31, 2012, the principal balance related to this note totaled $$493,306 and $633,306, respectively, and is shown as a long term liability on the balance sheet.

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the investor group agreed to enter into a lien termination agreement, resulting in the termination of their security interest in certain assets of the Company in exchange for anti-dilution protection with respect to the shares issued in the conversion of the line of credit at a conversion rate of $0.25 The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $360,776 representing the fair value of the shares on that date. During the year ended December 31, 2012, the Company authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $425,468, the fair value of the shares on the date of grant. As of December 31, 2012, there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $360,497 and a corresponding change in comprehensive gain (loss). During the six months ended June 30, 2013, the Company authorized the issuance of an additional 4,633 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $233; the fair value of the shares on the date of the grant. During the six months ended June 30, 2013, the Company recorded an increase in derivative liability of $8,418 and a corresponding change in accumulated comprehensive gain (loss) on the balance sheet. As of June 30, 2013, the Company has not issued any of the shares discussed above and Maxum is owed 3,007,767 shares. These shares are recorded as owed but not issued on the balance sheet.

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

In March of 2013, the Company amended its agreement with ASYM Management to raise the monthly management fee to $20,000 per month and to eliminate the fee on the unused portion of the funding. The amended agreement lowers the amount owed to ASYM as of March of 2013 by approximately $47,000 if the full balance owed to them is paid in full by July 31, 2013. The amounts owed to ASYM were not paid in full by July 31, 2013, so the $47,000 was not forgiven.

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

On March 31, 2013, the Company and ASYM agreed to modify the terms of the July 3, 2012 agreement whereby eliminating the variable exercise price of each warrant grant due pursuant to the agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants. As a result of the retrospective modification of terms, the Company re-valued all warrants previously issued and recorded a financing expense in the amount of $174,683. As of December 31, 2012, the derivative liability related to the fair value of the variable number of warrants potentially issuable has been eliminated due to the fixed conversion rate.

The ASYM agreement contains miscellaneous debt covenant requirements. As of December 31, 2012 and June 30, 2013, the Company was not in compliance with those covenants. On March 28, 2013, ASYM granted the Company a waiver of those covenants through March 31, 2013 in return for a 3% overriding royalty interest in all existing and future properties and a $25,000 waiver fee. The $25,000 waiver fee was not paid but rather recorded as a tranche loan under the agreement. In accordance with the terms of the financing agreement the Company granted the issuance of two warrants to purchase 3,869 and 793, respectively in connection with the funding advances and recorded financing costs of $240. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 120.5% iv) risk free rate of 0.72% and v) share price on the date of grant of $0.055.

Subsequent to June 30, 2013, ASYM granted an extension of the waiver of those covenants for all periods prior to September 10, 2013 in return for $25,000 waiver fee in the form of an additional tranche loan under the agreement and warrant stock.

Subsequent to June 30, 2013, the Company received an additional tranche in the amount of $60,766.

Notes Payable – Magna Group
Effective March 4, 2013, in connection with the assignment of $140,000 of outstanding convertible debt of the Company to Magna Group, LLC (“Magna”), the Company issued to Magna a Twelve Percent (12%) Convertible Note which matures on September 4, 2013. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to a forty five percent (45%) discount from the lowest trading price of the Company’s common stock in the five days prior to the day Magna requests conversion. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $140,000 and a discount was recorded. The discount will be amortized over the six-month of the loan and adjusted for any conversions to common stock. During the six months ended June 30, 2013, $140,000 was amortized into interest expense in relation to the discount and the discount is $0 as of June 30, 2013.

In March of 2013, the company issued 1,305,034 shares of common stock in relation to a conversion of $40,000 of the Note. In April of 2013, the Company entered into an exchange agreement with Magna which changed the conversion price to $.008. During the three months ended, June 30, 2013, the company issued 11,283,784 shares of common stock in relation to a conversion of $90,000 of the note. During the six months ended June 30, 2013, interest in the amount of $1,113 was accrued. As of June 30, 2013, the balance of the note was $10,000. Subsequent to June 30, 2013, Magna converted an additional $10,000 of the note into 1,250,000 shares of common stock and additional $65,000 of outstanding convertible debt of the Company was assigned.

Notes Payable – JMJ Financial
Effective March 27, 2013, the Company issued a convertible promissory note in the total possible amount of $335,000 and borrowed $50,000 under the note. The note bears no interest if repaid within ninety days and bears interest of 12% if not repaid within ninety days. The maturity date of each loan under this promissory note is one year from the date of the draw. The loan balance is convertible at the lesser of $0.075 or 60% of the lowest trade price in the 25 trading days previous to the conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds of the initial $50,000 draw. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $20,000 and will be amortized over the one year of the loan.

On June 27, 2013, the Company borrowed an additional $25,000 under the note. A discount on this notes payable related to the beneficial conversion feature was recorded in the amount of $10,000 and will be amortized over the one year of the loan.

In June of 2013, the Company amended its agreement with JMJ Financial to change the conversion price to be the lesser of $0.01 or 60% of the lowest trade price in the 25 trading days previous to the conversion. As of June 30, 2013, the note balance on this note is $75,000 and no interest had been accrued.

Notes Payable – Hanover Holdings I, LLC

Effective March 4, 2013, the Company issued a convertible promissory note in the amount of $51,500. The note bears interest at 12% and matures on December 4, 2013. The loan balance is convertible at 55% of the lowest trade price in the 10 trading days previous to the conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $25,925 and will be amortized over the life of the loan. As of June 30, 2013, the note balance on this note is $51,500 and $2,012 of interest had been accrued. In April of 2013, the Company entered into an exchange agreement with Hanover which changed the maturity date of the note to November 4, 2014 and changed the conversion price to $.008. The discount on the notes payable related to the beneficial conversion feature was increased by $13,768. The note balance is shown as a long term liability on the balance sheet.

Effective April 25, 2013, the Company issued a convertible promissory note in the amount of $5,000. The note bears interest at 12% payable on December 26, 2013. As of June 30, 2013, the short term note balance was $5,000 with $97 accrued interest.

Notes Payable – Friesen

Effective June 1, 2013, the Company issued a convertible promissory note in the amount of $15,000. The note bears interest at 10% and matures one year from date of loan. The loan balance is convertible at the lesser of $.01 or 25% discount to the average closing trading price during 5 trading days prior to conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds of the initial $15,000 draw. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $7,500 and will be amortized over the one year of the loan.

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

Financing and interest expense
Financing and interest costs related to the Company’s aforementioned financing activities for the six months ended June 30, 2013 and 2012, totaled $296,038 and 460,704, respectively.

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

During the six months ended June 30, 2013, the Company issued 241,667 shares of common stock for cash of $14,500.

During the six months ended June 30, 2013, the Company issued 12,588,818 shares of common stock for the conversion of $130,000 in convertible debt as discussed in Note 6.

During the six months ended June 30, 2013, the Company issued 1,764,706 shares of common stock as a commitment fee in relation to the Hanover Holdings I, LLC agreement as discussed below. The shares were valued at $150,000 and capitalized as financing costs. The fee will be amortized over the two-year life of the agreement.

As of June 30, 2013 there are 62,215,597 shares of common stock issued and outstanding and 6,433,034 shares of common stock owed but not issued.

Hanover Holdings I, LLC Purchase Agreement:
|On March 22, 2013, the Company entered into a common stock purchase agreement with Hanover Holdings I, LLC, a New York limited liability company (the “Investor”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $5,000,000 worth of the Company’s common stock over the 24-month term of the Purchase Agreement.

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

During the six months ended June 30, 2013, the Company issued an additional 4,662 warrants in connection with the ASYM Purchase Agreement discussed in Note 6. The warrants are exercisable for a term of five years and at a strike price of $0.01. These warrants expire in the first quarter of 2018.

As of June 30, 2013, there are 3,207,766 warrants outstanding at a weighted average exercise price of $0.0343.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes. The Company’s operations for the years ended December 31, 2012 and the six months ended June 30, 2013 resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012 and June 30, 2013, the Company has total net operating loss carryforwards of approximately $10,500,000 which may or may not be used to reduce future income taxes payable. Current federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions
During the six months ended June 30, 2013 and 2012, the Company granted no shares and 900,000 shares, respectively, to directors and officers in lieu of executive compensation.

During the six months ended June 30, 2013, the Company reimbursed an officer approximately $5,967 in connection with travel, lodging and meals. During the six months ended June 30, 2012, the Company reimbursed an officer $10,996 for a residential lease and related utilities in Wichita, Kansas, which was being used as the corporate offices. The Company also reimbursed the officer approximately $9,810 in connection with travel, lodging and meals.

During the year ended December 31, 2012, an officer/director loaned the company $39,200 for the purchase of mineral properties as discussed in note 6. As of June 30, 2013, the loan is still outstanding.

As noted in note 7, during the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the June 30, 2013 and December 31, 2012, 417,500 shares were unissued. $173,205 of the accounts payable converted was held by officers/directors of the Company.

10.	Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

During July of 2013, the Company received another tranche from ASYM in the amount of $60,766.

During August of 2013, $10,000 of notes payable was converted into 1,250,000 shares of common stock. On August 20, 2013, $65,000 of the outstanding convertible debt was assigned to Magna Group, LLC.

On August 27, 2013, Magna Group loaned an additional $25,000 to the Company.

On September 5, 2013, ASYM granted an extension of the waiver of those covenants for all periods prior to September 10, 2013 in return for $25,000 waiver fee in the form of an additional tranche loan under the agreement and warrant stock associated with the tranche.

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

Background

            We are an oil and natural gas exploration and production (E&P) company with current projects in Payne and Lincoln Counties in Oklahoma. As of September 5, 2013, we have six producing wells in Oklahoma. We also have ownership of 1,410.7 net acres and rights for the exploration and production of oil and gas on an aggregate of approximately 4,733.8 gross acres in Oklahoma. This includes rights to explore on 1,847 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 2,886 gross acres in south-central Oklahoma (the “South Oklahoma Project”). In 2012, oil sales from our producing wells averaged 13.1 cumulative barrels per day.

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

            On June 1, 2010, we announced that the No. 1 well had been put into production. The well produced 1,638 barrels in 2012 at an average of 4.4 barrels per day. The current daily rate is 5 barrels per day.

            On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production. Inaugural loads of oil began shipping in July of 2011. The well produced 888 barrels in 2012 at a rate of 2.43 barrels per day. On October 1, 2012 we announced the commencement of drilling of the NOS222 oil and gas well in Payne County, Oklahoma. The well is an offset to the NOS122. On October 15, 2012 we announced that the completion program was underway. It was determined, after the program was completed that the Skinner sand portion, the primary objective of the well, was the only viable commercial producer. Currently, the NOS 122 and 222 wells are co-mingled to one tank battery and produce a combined 4-6 barrels per day, and sell one 160 barrel load of oil every other month.

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

            On January 9, 2012, we announced plans to drill a third horizontal well at the North Oklahoma Project, NOM3H, on the same section of land as our two previously completed wells, NOM1H and NOW2H. On February 6, 2012, we announced that we had drilled a total of 1,988 feet in the horizontal well segment penetrating into the 100 plus foot thick Mississippi pay zone. The NOM3H began commercial oil and gas production on March 7, 2012. The average daily rate of production during 2013 has been 20 barrels of oil per day. Daily gas production is in the 85Mcf/day range.

            On July 18, 2011, we announced drilling plans for a total of eleven horizontal wells at the North Oklahoma Project. As of September 5, 2013, there are at least eight locations left to drill on the acreage in each of the Woodford Shale and Mississippi Lime that would be horizontal wells spaced on 180 acres. We previously announced a drilling schedule that involved drilling one horizontal well approximately every 90 days. However, based on estimated engineering expenses of $3,200,000 for drilling and completion, we were unable to implement that drilling schedule. Our revised drilling schedule for 2013 is between one to three wells, depending upon available capital.

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

            On April 2, 2012, we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. On July 10, 2012, the well began commercial production. As of March 1, 2013, the well had cumulatively produced 5,696 barrels of oil, with 4,618 barrels for the 2012 calendar year, and sales beginning in July 2012 at an average daily rate of 25.4 barrels per day. Current production has cumulatively produced 8,383 barrels of oil through July 31, 2013, at a daily rate of 12 barrels per day. Daily gas production is in the 32 Mcf/day range.

            Osage Kansas Project - On August 7, 2013 we announced that the Company has executed a term sheet for the acquisition of a 15,000 acre land package located in the Mississippian “Osage” of central Kansas. The agreement is for an 80% working interest (W.I.) and carries an 81.25% net revenue interest (N.R.I.). This will add 12,000 net acres to the Company’s land ownership. The Company will be acting as the operator of the project and will be able to dictate the timeline for the lease development. Currently, we are finalizing purchase and sale agreements and a joint operating agreement, as well as undertaking land and engineering due diligence.

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

            The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. As of, and for the three months ended June 30, 2013, there have been no material changes or updates to our critical accounting policies.

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

Comparison of six month periods ended June 30, 2013 and June 30, 2012

            For the six month periods ended June 30, 2013 and June 30, 2012, we incurred a comprehensive loss of $690,446 and $937,235, respectively. The decrease was largely attributed to a decrease in cost of goods sold of $55,663 and a decrease in executive compensation of $259,000.

            General and administration expenses for the six month period ended June 30, 2013 amounted to $286,023 compared to $257,096 in the same period of 2012. Executive compensation for the six month period ended June 30, 2013 was $102,000 compared to $361,000, in the same period of 2012.

            For the six month period ended June 30, 2013, we used net cash of $158,888 in operations. Net cash used in operating activities increased from $94,925 in the six month period ended June 30, 2012.

            We had no gain or loss on forgiveness of debt during the six month period ended June 30, 2013 as compared to a gain of $322,731 during the six month period ended June 30, 2012.

Comparison of three month periods ended June 30, 2013 and June 30, 2012

            For the three month periods ended June 30, 2013 and June 30, 2012, we incurred a comprehensive loss of $394,409 and $41,048, respectively. The increase was largely attributed to a decrease in revenues of $42,184 and a decrease in gain on forgiveness of debt of $235,985.

            General and administration expenses for the three month period ended June 30, 2013 amounted to $163,773 compared to $151,305 in the same period of 2012. Executive compensation for the three month period ended June 30, 2013 was $51,000 compared to $76,000, in the same period of 2012.

Liquidity and Capital Resources

            As of June 30, 2013, we had cash of $148 and working capital deficiency of $1,003,414. During the three month period ended June 30, 2013, we funded our operations from revenue received, and proceeds of private sales of equity and notes. During the three month period ended June 30, 2013, we raised $45,000 from proceeds from a note payable. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. For the three months ended June 30, 2013, we used net cash of $11,415 in operations.

            On June 24, 2013, we announced that we had entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein including volume based share and price limitations, Hanover is committed to purchase up to $5,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement, beginning on the trading day following the date on which a registration statement covering the resale of the Shares by Hanover is declared effective. The per share purchase price for the shares shall be equal to 90.0% of the arithmetic average of the three lowest volume weighted average prices for our common stock during the applicable pricing period that equal or exceed an applicable floor price equal to the product of (i) 0.70 and (ii) the volume weighted average price for the Company’s common stock over the 10 trading days immediately preceding the date the draw down notice is delivered. We previously paid to Hanover, in March 2013, a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 3.0% of the Total Commitment under the Purchase Agreement) in the form of 1,764,706 restricted shares of our common stock, calculated at a price equal to $0.085 per share, which was the closing price of our Common Stock on March 4, 2013. In connection with the execution of the Purchase Agreement, we agreed to file an initial registration statement with the Commission to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of our common stock held by non-affiliates of the Company, which registration statement was filed on July 31, 2013 and declared effective as of September 4, 2013.

            On July 9, 2012, we announced that we entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry (the “Credit Facility”). The Credit Facility is secured by all of our assets. As of June 30, 2013 $515,000 has been advanced under the ASYM Credit Facility. Subsequent to the quarter ended June 30, 2013, in July 2013, the Company received an additional $60,766 was advanced under the ASYM Credit Facility. Additionally, on September 5, 2013, ASYM granted an extension of the waiver of covenants for all periods prior to September 10, 2013 in return for a $25,000 waiver fee in the form of an additional tranche loan under the agreement and warrant stock associated with the tranche. We do not expect to receive additional funds from the ASYM Credit Facility at this time as we do not qualify under the agreement covenants.

            The Company and ASYM agreed to modify the terms of the agreement with ASYM whereby eliminating the variable exercise price of each warrant grant due pursuant to the agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants.

            On April 25, 2013, in exchange for the cancellation of existing indebtedness, the Company issued a promissory note in the principal amount of $71,000 to Magna Group, LLC (“Magna”) and promissory notes in the aggregate principal amount of $51,500 to Hanover Holdings I, LLC (“Hanover”), respectively (collectively, the “Exchange Notes”). Each of the Exchange Notes is convertible into common stock of the Company at a fixed conversion price of $0.008 per share. Additionally, on June 7, 2013, the Company issued to Hanover a convertible note in the principal amount of $5,000, convertible at a fixed conversion price of $0.008 per share (the “June 2013 Note”). Subsequent to the quarter ended June 30, 2013, on August 27, 2013, Magna loaned an additional $25,000 to the Company.

            Effective June 1, 2013, the Company issued a convertible promissory note in the amount of $15,000 to an investor. The note bears interest at 10% and matures one year from date of loan. The loan balance is convertible at the lesser of $0.01 or 25% discount to the average closing trading price during the five trading days prior to conversion.

            On June 27, 2013, the Company borrowed $25,000 pursuant to the convertible promissory note issued March 27, 2013 to JMJ Financial. The note bears no interest if repaid within ninety days and bears interest of 12% if not repaid within ninety dates. The maturity date is one year from the date of the draw. The loan balance is convertible at the lesser of $0.075 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

            During the six months ended June 30, 2013, we raised we raised $171,500 from proceeds of notes payable. We also earned $75,009 in revenue during the six months ended June 30, 2013 from our producing wells.

            On August 7, 2013 we announced that the Company has executed a term sheet for the acquisition of a 15,000 acre land package located in the Mississippian “Osage” of central Kansas. The total purchase price is $5,400,000. We currently have insufficient capital to make the total purchase price payment. We will need to secure additional debt or equity financing to pay such obligation, and there is no assurance that we will be able to raise the required capital on terms favorable to the Company, or that such capital will be available on any terms.

            Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling one well in Oklahoma in 2013 which is estimated to cost $800,000. Additionally, we have an aggregate of $144,200 in outstanding short term borrowings. We will need to secure additional debt or equity financing to pay such obligations as they become due. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4. Controls and Procedures.

            Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

            There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            As more fully described in Part I, Item 2 above, on April 25, 2013, in exchange for the cancellation of existing indebtedness, the Company issued a promissory note in the principal amount of $71,000 to Magna and promissory notes in the aggregate principal amount of $51,500 to Hanover, respectively (collectively, the “Exchange Notes”). Each of the Exchange Notes is convertible into common stock of the Company at a fixed conversion price of $0.008 per share. Additionally, on June 7, 2013, the Company issued to Hanover a convertible note in the principal amount of $5,000, convertible at a fixed conversion price of $0.008 per share (the “June 2013 Note”). Subsequent to the quarter ended June 30, 2013, on August 27, 2013, Magna loaned an additional $25,000 to the Company convertible into common stock. The securities were issued in reliance upon Rule 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

            As more fully described in Part I, Item 2 above, on September 5, 2013, in connection with the Credit Facility, ASYM granted an extension of the waiver of covenants for all periods prior to September 10, 2013 in return for a $25,000 waiver fee in the form of an additional tranche loan under the agreement and warrant stock. The securities were issued in reliance upon Rule 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Mine Safety Disclosures

            Not applicable.

Item 5. Other Information.

            The Company entered into a Term Sheet with Warpaint Kansas, LP (the “Seller”), dated July 26, 2013, for the acquisition of a 15,000 acre land package located in the Mississippian “Osage” of central Kansas (the “Term Sheet”). Pursuant to the terms of the Term Sheet, the Company is to receive an 80% working interest in the properties and an 81.25% net revenue interest.

            The Term Sheet provides that the parties will negotiate and execute definitive agreements setting forth the terms of the transaction between 15 and 45 days after the execution of the Term Sheet. The Term Sheet provides for a 60 day exclusivity period in favor of the Buyer.

            The total purchase price to be paid by the Company is $5,400,000. The Company has agreed to create a wholly-owned subsidiary which will act as the operator of the project and will be able to dictate the timeline for the lease development.

            The Term Sheet provides that the Company will provide Seller an option to acquire a 20% interest in any leaseholds acquired by the Company subsequent to the closing and Seller will provide the Company with an option to acquire an 80% interest in any leaseholds acquired by Seller subsequent to the closing.

            The foregoing description of the Term Sheet is qualified in its entirety by reference to the Term Sheet, a copy of which is filed as exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Name

3.1(1)	Articles of Incorporation, and all amendments thereto

3.2(2)	Bylaws

10.1(3)	Common Stock Purchase Agreement, dated as of June 24, 2013, by and between Hanover Holdings I, LLC and American Petro-Hunter Inc.

10.2(3)	Registration Rights Agreement, dated as of June 24, 2013, by and between Hanover Holdings I, LLC and American Petro- Hunter Inc.

10.3(3)	Agreement, dated as of June 24, 2013, by and between Hanover Holdings I, LLC and American Petro-Hunter Inc.

10.4	Term Sheet, dated as of July 26, 2013, by and between Warpaint Kansas, LP and American Petro-Hunter Inc.

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A, filed August 30, 2012.
(2)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.
(3)	Incorporated by reference to Form 8-K dated June 26, 2013

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

AMERICAN PETRO-HUNTER INC.

Date: September 11, 2013	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)