Form 10-Q
period 2013-09-30
AMERICAN PETRO-HUNTER INC
filed 2013-11-18
CIK 1040482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if smaller reporting company)	[X] Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes[X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common stock, $.001 par value	81,267,441

AMERICAN PETRO HUNTER INC.
FORM 10-Q
September 30, 2013
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

Item 1. Financial Statements.

American Petro-Hunter, Inc.
Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$1,454	$16,216
Accounts receivable	20,242	13,735
Total current assets	21,696	29,951

Investments in mineral properties, net of accumulated amortization of $185,457 and $132,499, respectively	400,000	1,582,324
Capitalized financing costs, net of amortization of $38,724 and $6,737, respectively	171,353	41,263

Total assets	$593,049	$1,653,538

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other liabilities	$827,441	$567,629
Short term note from officer	-	39,200
Note payable - current, net of discount of $81,041 and $0 at September 30, 2013 and December 31, 2012, respectively	110,259	-
Accrued interest	117,599	41,073
Derivative liability	-	559
Total current liabilities	1,055,299	648,461

Long term liabilities:
Note payable, net of discount of $161,916 and $178,471 at September 30, 2013 and December 31, 2012, respectively	538,425	359,529
Convertible debenture	428,306	633,306
Total long term liabilities	966,731	992,835
Total liabilities	2,022,030	1,641,296

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 72,067,441 and 47,620,406 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	72,068	47,621
Common stock to be issued; 11,918,020 and 6,423,708 shares as of September 30, 2013 and December 31, 2012	11,918	6,424
Additional paid-in capital	14,481,090	13,731,097
Accumulated comprehensive gain (loss)	-	4,706
Accumulated deficit	(15,994,057)	(13,777,606)
Total stockholders' equity	(1,428,981)	12,242

Total liabilities and stockholders' equity	$593,049	$1,653,538

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter, Inc.
Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$32,934	$78,671	$107,943	$266,348

Cost of Goods Sold
Production and amortization	42,487	52,006	107,044	172,226

Gross profit (loss)	(9,553)	26,665	899	94,122

General and administrative	143,577	157,681	429,600	414,777
Executive compensation	51,000	69,000	153,000	430,000
Impairment expense	1,172,547	-	1,172,547	256,737
Total expenses	1,367,124	226,681	1,755,147	1,101,514

Net loss before other income (expense)	(1,376,677)	(200,016)	(1,754,248)	(1,007,392)

Other income (expense):
Gain (loss) on sale of mineral properties	-	(33,530)	-	(33,530)
Gain on forgiveness of debt	-	-	-	322,731
Gain (loss) on derivative liability	-	(138,073)	-	(138,073)
Interest expense	(166,164)	(1,220,898)	(462,203)	(1,681,602)
Total other income (expense)	(166,164)	(1,392,501)	(462,203)	(1,530,474)

Net loss before income taxes	(1,542,841)	(1,592,517)	(2,216,451)	(2,537,866)

Provision for income taxes	-	-	-	-

Net loss	(1,542,841)	(1,592,517)	(2,216,451)	(2,537,866)

Other comprehensive income (expense)	12,131	-	(4,706)	8,114

Comprehensive loss	$(1,530,710)	$(1,592,517)	$(2,221,157)	$(2,529,752)

Weighted average common shares outstanding - basic and fully diluted	64,021,355	47,470,406	56,380,005	42,307,840

Net loss per common share basic and fully diluted	$ (0.024)	$ (0.034)	$ (0.039)	$ (0.060)

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter, Inc.
Condensed Statement of Cash Flows

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net (loss)	$(2,216,451)	$(2,537,866)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	-	189,000
Amortization of discount	251,238	225,306
Impairment expense	1,172,547	256,737
Amortization of mineral properties	52,957	86,218
Amortization of prepaid financing costs	31,987	2,477
Recognized (gain) loss on fair market value of derivative liability		138,073
Stock and warrants issued for financing	43,886	1,107,886
Gain on forgiveness of debt	-	(322,731)
Loss on sale of mineral properties	-	33,530
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,507)	15,528
(Increase) decrease in prepaid expenses	-	29,100
Increase (decrease) in accounts payable and accrued liabilities	295,469	204,222
Increase (decrease) in accrued interest	76,526	175,980
Net cash provided (used) by operating activities	(298,348)	(396,540)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	110,500
Acquisition of mineral properties	(43,180)	(406,744)
Net cash provided (used) by investing activities	(43,180)	(296,244)

Cash flows from financing activities
Short-term note from officer, net	-	39,200
Proceeds from sale of common stock	14,500	-
Proceeds from note payable, net	312,266	473,350
Proceeds from convertible debenture	-	198,000
Net cash provided (used) by financing activities	326,766	710,550

Net increase (decrease) in cash	(14,762)	17,766
Cash - beginning	16,216	2,609
Cash - ending	$1,454	$20,375

Supplemental disclosures:
Interest paid	$55,959	$107,517
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$-	$189,000
Shares issued for capitalized financing costs	$150,000	$-
Accounts payable converted to stock	$35,800	$239,469
Note payable and accrued interest converted to stock	$218,200	$3,375,846

The accompanying notes are an integral part of these condensed financial statements

American Petro-Hunter Inc.
Notes to Condensed Financial Statements
September 30, 2013

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

Basis of presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the nine months ended September 30, 2013.

The results of operations for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $15,994,057 as of September 30, 2013 and has current liabilities that are $1,033,603 in excess of its current assets. The Company has limited assets and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Net loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and nine months ended September 30, 2013 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants and convertible debt on the Company’s net loss.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2013 and December 31, 2012, due to their short-term nature. See Note 5 for further details.

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

During the nine months ended September 30, 2013, the Company invested $43,180 in one investment of mineral properties. During the year ended December 31, 2012, the Company invested a total of $355,242 in four mineral properties and exchanged a Poston Prospect well with a book value of $41,000 plus cash in the amount of $6,500 for partial payment on a well located in the Oklahoma prospect. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties as of the balance sheet date and recognized an impairment expense in the amount of $1,172,547 and $256,737 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the estimated fair value of mineral properties totaled $400,000 and $1,582,324, net of accumulated amortization of $185,457 and $132,499, respectively. As of September 30, 2013, the Company has total capitalized costs of mineral properties (gross) of $585,457; $367,394 in proved properties and $218,063 in unproved properties. As of December 31, 2012, the Company has total capitalized costs of mineral properties (gross) of $1,714,822; $1,103,205 in proved properties and $611,617 in unproved properties. Capitalized costs of proved properties are amortized using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the nine months ended September 30, 2013 and 2012 was $52,957 and $86,218, respectively. A summary of investments follows:

S&W Oil & Gas, LLC - Poston Prospect

On May 4, 2009, the Company entered into an Agreement with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the agreement, the Company paid $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. Subsequent to acquiring the working interest, the Company paid $138,615 in capitalized development costs necessary for completion of the initial well and the drilling and completion of a second well in the Poston Prospect. In 2011, the Company recognized an impairment of the investment in the amount of $93,879. During the year ended December 31, 2012, the Company sold its interest in the Poston Prospect for cash in the amount of $69,500, resulting in a gain of $2,621. This well contributed approximately 5% of the Company’s 2012 revenue and 0% of the revenue for the nine months ended September 30, 2013.

Oklahoma prospects

During 2010 and 2011, the Company acquired various working interest percentages ranging from 5% to 50%, from Bay Petroleum for mineral properties located in Oklahoma in exchange for cash totaling $1,992,330. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 carrying value was impaired. During the year ended December 31, 2012, the Company acquired additional working interests in the Oklahoma prospects for cash in the amount of $355,242 and property valued at $41,000. During the year ended December 31, 2012, two of the wells were determined to be uneconomic and $565,737 of impairment was taken to reduce the properties to their fair value. During the nine months ended September 30, 2013, the Company invested $43,180 in these properties. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties as of the balance sheet date and recognized an impairment expense in the amount of $1,172,547 for the nine months ended September 30, 2013 related to these properties. The Oklahoma prospects wells contributed approximately 95% of the Company’s 2012 revenue and 100% of the revenue for the nine months ended September 30, 2013.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
September 30, 2013:
Cash	$1,454	$-	$-	$1,454
Accounts receivable	-	20,242	-	20,242
Accounts payable and other liab.	-	(945,040)	-	(945,040)
Notes payable, net of discount	-	(1,076,990)	-	(1,076,990)

December 31, 2012:
Cash	$16,216	$-	$-	$16,216
Accounts receivable	-	13,735	-	13,735
Accounts payable and other liab.	-	(608,702)	-	(608,702)
Derivative liability	-	(559)	-	(559)
Notes payable, net of discount	-	(1,032,035)	-	(1,032,035)

6.	Debt and Debt Guarantee

Short term note from Officer

During the year ended December 31, 2012, the Company issued a promissory note in the amount of $39,200 for cash advances received from an officer of the Company. The note is non-interest bearing, unsecured and due on demand. On September 27, 2013, the Company entered into an agreement to issue 3,768,844 restricted shares of stock at $0.0199 for an amount of $75,000 in lieu of payment towards this note and $35,800 in other payables owed. As of September 30, 2013, the balance on this note is $0.

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, CPP agreed to enter into a royalty termination agreement, resulting in the elimination of their 6% royalty interest in exchange for anti-dilution protection with respect to the shares issued in the conversion of their note payable at a conversion rate of $0.25. The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the variable ASYM warrant exercise price less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. On July 3, 2012, the Company estimated the potential future number of anti-dilution share issuances required pursuant to the agreements to be 2,385,311 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $333,943 representing the fair value of the potential anti-dilution shares on that date. As of December 31, 2012, the Company has authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $406,615, the fair value of the shares on the date of grant. As of December 31, 2012, CPP there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $333,664 and a corresponding change in comprehensive gain (loss). During the nine months ended September 30, 2013, the Company authorized the issuance of an additional 2,163,656 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $21,823; the fair value of the shares on the date of the grant. During the nine months ended September 30, 2013, the Company recorded a decrease in derivative liability of $559 and a corresponding change in accumulated comprehensive gain (loss) on the balance sheet. As of September 30, 2013, the Company has not issued any of the shares discussed above and CPP is owed 5,166,760 shares. These shares are recorded as owed but not issued on the balance sheet.

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

On July 3, 2012, in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the Company entered into a third amendment whereby the holder agreed to terminate his security interest in the assets of the Company, reduce the interest rate from 18% to 10% per annum upon receipt of the initial financing tranche of $1,000,000 and to revise the repayment terms, whereby the entire unpaid principle together with accrued interest will be payable in two equal installments upon successful financing obtained by the Company, but in no event later than December 31, 2014. The initial funding tranche of $1,000,000 has not been received; therefore this loan remains at an interest rate of 18% per annum.

On March 4, 2013, $140,000 of the outstanding convertible debt was assigned to Magna Group, LLC. See “Notes Payable – Magna Group” below for further details. On August 20, 2013, an additional $65,000 of the outstanding convertible debt was assigned to Magna Group, LLC.

As of September 30, 2013 and December 31, 2012, the principal balance related to this note totaled $428,306 and $633,306, respectively, and is shown as a long term liability on the balance sheet.

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the investor group agreed to enter into a lien termination agreement, resulting in the termination of their security interest in certain assets of the Company in exchange for anti-dilution protection with respect to the shares issued in the conversion of the line of credit at a conversion rate of $0.25 The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $360,776 representing the fair value of the shares on that date. During the year ended December 31, 2012, the Company authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $425,468, the fair value of the shares on the date of grant. As of December 31, 2012, there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $360,497 and a corresponding change in comprehensive gain (loss). During the nine months ended September 30, 2013, the Company authorized the issuance of an additional 2,163,656 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $21,823; the fair value of the shares on the date of the grant. During the nine months ended September 30, 2013, the Company recorded an decrease in derivative liability of $559 and a corresponding change in accumulated comprehensive gain (loss) on the balance sheet. As of September 30, 2013, the Company has not issued any of the shares discussed above and Maxum is owed 5,166,760 shares. These shares are recorded as owed but not issued on the balance sheet.

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

As of June 30, 2013, the Company was not in compliance with those covenants. On September 5, 2013, ASYM granted the Company a waiver of those covenants through September 11, 2013 in return for a $25,000 waiver fee. The $25,000 waiver fee was not paid but rather recorded as a tranche loan under the agreement. In July of 2013, the Company received an additional tranche in the amount of $60,766. During the quarter ended September 30, 2013, In accordance with the terms of the financing agreement the Company granted the issuance of two warrants to purchase 1,791,965 and 367,029, respectively in connection with the funding advances and valued the warrants at $21,590. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 203.77% iv) risk free rate of 1.39% and v) share price on the date of grant of $0.01.

Subsequent to September 30, 2013, ASYM granted an extension of the waiver of those covenants for all periods prior to November 20, 2013 in return for $25,000 waiver fee in the form of an additional tranche loan under the agreement.

Notes Payable – Magna Group

Effective March 4, 2013, in connection with the assignment of $140,000 of outstanding convertible debt of the Company to Magna Group, LLC (“Magna”), the Company issued to Magna a Twelve Percent (12%) Convertible Note, which matured on September 4, 2013. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to a forty five percent (45%) discount from the lowest trading price of the Company’s common stock in the five days prior to the day Magna requests conversion. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $140,000 and a discount was recorded. The discount will be amortized over the six-month of the loan and adjusted for any conversions to common stock. During the nine months ended September 30, 2013, $140,000 was amortized into interest expense in relation to the discount and the discount is $0 as of September 30, 2013.

In March of 2013, the company issued 1,305,034 shares of common stock in relation to a conversion of $40,000 of the Note. In April of 2013, the Company entered into an exchange agreement with Magna which changed the conversion price to $.008. During the three months ended, June 30, 2013, the company issued 11,283,784 shares of common stock in relation to a conversion of $90,000 of the note. In August of 2013, Magna converted an additional $10,000 of the note into 1,250,000 shares of common stock. As of September 30, 2013, there is no balance due on this note.

In August of 2013, an additional $65,000 of outstanding convertible debt of the Company was assigned to Magna. The Company issued to Magna a Twelve Percent (12%) Convertible Note, which matures on August 20, 2014. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to $0.005 on the day of conversion request. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $39,806 and a discount was recorded. The discount will be amortized over the one year term of the loan and adjusted for any conversions to common stock. During the nine months ended September 30, 2013, $7,895 was amortized into interest expense in relation to the discount and the discount is $31,911 as of September 30, 2013.

In September of 2013, the company issued 1,500,000 shares of common stock in relation to a conversion of $7,500 of the note. Subsequent to September 30, 2013, an additional $22,500 of this note has been converted into 4,500,000 shares of common stock.

During the nine months ended September 30, 2013, interest in the amount of $1,113 was accrued. As of September 30, 2013, the balance of the note was $57,500.

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

On September 27, 2013, the Company borrowed an additional $25,000 under the note. A discount on this notes payable related to the beneficial conversion feature was recorded in the amount of $19,643 and will be amortized over the one year of the loan.

In September of 2013, JMJ converted $18,000 of the note into 3,000,000 shares of common stock.

As of September 30, 2013, the note balance on this note is $82,000 and no interest had been accrued. This note contains a beneficial conversion feature that was calculated in total at $49,643 and a discount was recorded. The discount is being amortized over the life of the loan and adjusted for any conversions to common stock. During the nine months ended September 30, 2013, $25,000 was amortized into interest expense in relation to the discount and the discount is $24,643 as of September 30, 2013.

Subsequent to September 30, 2013, 2,000,000 shares of common stock was issued in conversion of $11,500 of the note payable.

Notes Payable – Hanover Holdings I, LLC

Effective March 4, 2013, the Company issued a convertible promissory note in the amount of $51,500. The note bears interest at 12% and matures on December 4, 2013. The loan balance is convertible at 55% of the lowest trade price in the 10 trading days previous to the conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $25,925 and will be amortized over the life of the loan. In April of 2013, the Company entered into an exchange agreement with Hanover which changed the maturity date of the note to November 4, 2014 and changed the conversion price to $.008. The discount on the notes payable related to the beneficial conversion feature was increased by $13,768. The note balance is shown as a long term liability on the balance sheet. In September of 2013, $12,000 of the note was converted to 1,500,000 shares of common stock. During the nine months ended September 30, 2013, $17,858 was amortized into interest expense in relation to the discount and the discount is $21,835 as of September 30, 2013. As of September 30, 2013, the balance of the note was $39,500 and $3,567 of interest had been accrued.

Effective April 25, 2013, the Company issued a convertible promissory note in the amount of $5,000. The note bears interest at 12% payable on December 26, 2013.

During the three months ended September 30, 2013, the Company issued an additional $31,800 convertible promissory note, bearing interest at 12% and payable on August 20, 2014. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $20,112 and will be amortized over the life of the loan. As of September 30, 2013, the short term note balance was $31,800 with $987 accrued interest.

Notes Payable – Friesen

Effective June 1, 2013, the Company issued a convertible promissory note in the amount of $15,000. The note bears interest at 10% and matures one year from date of loan. The loan balance is convertible at the lesser of $.01 or 25% discount to the average closing trading price during 5 trading days prior to conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds of the initial $15,000 draw. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $7,500 and will be amortized over the one year of the loan. During the nine months ended September 30, 2013, $3,125 was amortized into interest expense in relation to the discount and the discount is $4,375 as of September 30, 2013. As of September 20, 2013, the balance on the note was $15,000.

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

Financing and interest expense

Financing and interest costs related to the Company’s aforementioned financing activities for the nine months ended September 30, 2013 and 2012, totaled $462,203 and $1,681,602, respectively.

7.	Stockholders’ Equity Transactions

Common Stock

As of December 31, 2011, there are 32,867,028 shares of common stock issued and outstanding and no common stock owed but not issued.

In January of 2012, the Company issued 900,000 shares of common stock in lieu of executive compensation. The shares were valued at $189,000, which was market value on the day of the grant.

During the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the balance sheet date 84,500 shares were unissued.

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

During the nine months ended September 30, 2013, the Company issued 241,667 shares of common stock for cash of $14,500.

During the nine months ended September 30, 2013, the Company issued 19,838,818 shares of common stock for the conversion of $218,200 in convertible debt as discussed in Note 6. As of September 30, 2013, 1,500,000 of these shares have not been issued and are shown as common stock to be issued. The shares were issued subsequent to September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 1,764,706 shares of common stock as a commitment fee in relation to the Hanover Holdings I, LLC agreement as discussed below. The shares were valued at $150,000 and capitalized as financing costs. The fee will be amortized over the two-year life of the agreement.

During the nine months ended September 30, 2013, the Company authorized the issuance of 3,768,844 shares of common stock to an officer for the conversion of $39,200 of short term loans and $35,800 of accounts payable balances.

During the nine months ended September 30, 2013, 333,000 shares that were owed but not issued were issued to an officer.

As of September 30, 2013 there are 72,067,441 shares of common stock issued and outstanding and 11,918,020 shares of common stock owed but not issued.

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

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Purchase Agreement may be terminated at any time by the mutual written consent of the parties. Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of (i) the first day of the month next following the 24-month anniversary of the date on which the initial registration statement is declared effective by the Commission or (ii) the date on which the Investor purchases the Total Commitment worth of common stock under the Purchase Agreement. Under certain circumstances set forth in the Purchase Agreement, the Company and the Investor each may terminate the Purchase Agreement on one trading day prior written notice to the other.

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

As of September 30, 2013, no shares have been purchased under this agreement. Subsequent to September 30, 2013, the Company did sell shares under this agreement. See Note 10 for further details.

Warrants

During the year ended December 31, 2011, the Company issued 200,000 warrants in relation to a stock sale. The warrants have a $0.40 exercise price and a two-year life. The warrants expired on November 7, 2013.

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

During the nine months ended September 30, 2013, the Company issued an additional 2,163,656 warrants in connection with the ASYM Purchase Agreement discussed in Note 6. The warrants are exercisable for a term of five years and at a strike price of $0.01. These warrants expire in the first, second, and third quarter of 2018.

As of September 30, 2013, there are 5,366,760 warrants outstanding at a weighted average exercise price of $0.0245. 200,000 of these warrants expired on November 7, 2013. All the remaining warrants have an exercise price of $0.01.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes. The Company’s operations for the years ended December 31, 2012 and the nine months ended September 30, 2013 resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012 and September 30, 2013, the Company has total net operating loss carry forwards of approximately $11,500,000 which may or may not be used to reduce future income taxes payable. Current federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount of these losses available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

9.	Related Party Transactions

During the nine months ended September 30, 2013, the Company issued 4,101,844 shares to an officer. 3,768,844 were issued for conversion of $75,000 in notes and accounts payable as discussed in Note 6 and 333,000 were issued that were owed for compensation from prior periods. During the nine months ended September 30, 2012, the Company issued 900,000 shares to officers and directors in lieu of executive compensation.

During the nine months ended September 30, 2013, the Company reimbursed an officer approximately $8,967 in connection with travel, lodging and meals. During the nine months ended September 30, 2012, the Company reimbursed an officer $10,996 for a residential lease and related utilities in Wichita, Kansas, which was being used as the corporate offices. The Company also reimbursed the officer approximately $9,810 in connection with travel, lodging and meals.

As noted in Note 7, during the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the September 30, 2013 and December 31, 2012, 84,500 shares were unissued. $173,205 of the accounts payable converted was held by officers/directors of the Company. Subsequent to September 30, 2013, 50,000 of these shares were issued.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no events to record and the following events to disclose:

During October of 2013, the Company received $11,151 in exchange for 450,000 shares of stock.

During October of 2013, the Company issued 700,000 shares of common stock in exchange for $15,000 of accounts payable.

During October of 2013, the Company issued 50,000 shares shown as common stock to be issued as of September 30, 2013.

During October and November of 2013, $22,500 of notes payable was converted into 4,500,000 shares of common stock.

During November of 2013, $11,500 of notes payable was converted into 2,000,000 shares of common stock.

During November of 2013, Hanover Holdings loaned an additional $50,000 to the Company.

Subsequent to September 30, 2013, ASYM granted an extension of the waiver of debt covenants for all periods prior to November 20, 2013 in return for $25,000 waiver fee in the form of an additional tranche loan under the agreement.

Acquisition and Development Agreement:

During November of 2013, the Company executed definitive agreements for the acquisition and development of the Kansas Mississippi-Osage Project (the "Kansas Project"), a 15,000 acre Mississippi Lime package located in Rice and Reno Counties, Kansas (the "Agreement").

The expenditure commitment and obligation for the Kansas Project totals $5.4 million to the benefit of the seller, which we expect to be fully paid after drilling approximately 10 wells. The acreage, if fully developed on a 640-acre unit basis, could potentially support the drilling of a minimum of 23 wells, however, we expect down spacing will increase the number of drilling locations upon development of the assets. The Company will earn its 80% working interest on each 640-acre unit drilled, until it ultimately will have ownership of 15,000 gross, or 12,000 net acres. The play carries an overall 81.25% Net Revenue Interest (N.R.I.). The Company and the seller have structured a timely development of a new well every ninety (90) days, allowing sufficient time to drill, complete and evaluate the well prior to proceeding to the next planned location.

Under the terms of the Agreement, the Company will not be required to provide the seller any upfront funds, however, the Company will be obligated to drill a minimum of three (3) initial horizontal wells to earn its interest in each 640 acre parcel per well. The Company estimates that for the first ten (10) wells, the Agreement requires the Company to fund 100% of the drilling and completion costs including installation of storage tanks on horizontal Mississippi-Osage wells for the Company to earn its 80% Working Interest (W.I.). The Company is required to begin the permitting of the first well within thirty days (30) and has begun the process on the first location. The well must be spudded prior to March 15 2014; however the Company is endeavoring to begin the drilling of the first well as soon as development capital has been acquired. Each well is estimated to cost $2.5 million to drill and complete.

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

Background

     We are an oil and natural gas exploration and production (E&P) company with current projects in Rice and Reno Counties in Kansas and Payne and Lincoln Counties in Oklahoma. As of November 11, 2013, we have six producing wells in Oklahoma. We also have ownership of 1,410.7 net acres and rights for the exploration and production of oil and gas on an aggregate of approximately 4,733.8 gross acres in Oklahoma. This includes rights to explore on 1,847 gross acres in Oklahoma in the North Oklahoma Mississippi Project and in 2,886 gross acres in south-central Oklahoma (the “South Oklahoma Project”). We also have rights to develop 15,000 gross acres, 12,000 net acres in Kansas. In 2012, oil sales from our producing wells averaged 13.1 cumulative barrels per day.

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

Producing Properties

     North Oklahoma Project (North Oklahoma Woodford “Yale” and North Oklahoma Mississippi Lime Projects) -On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”). Pursuant to such operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect, up to the drilling of an initial test well, in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We are also responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling.

     On June 1, 2010, we announced that the No. 1 well had been put into production. The well produced 1,638 barrels in 2012 at an average of 4.4 barrels per day. The current daily rate is 5 barrels per day.

     On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production. Inaugural loads of oil began shipping in July of 2011. The well produced 888 barrels in 2012 at a rate of 2.43 barrels per day. On October 1, 2012 we announced the commencement of drilling of the NOS222 oil and gas well in Payne County, Oklahoma. The well is an offset to the NOS122. On October 15, 2012 we announced that the completion program was underway. It was determined, after the program was completed that the Skinner sand portion, the primary objective of the well, was the only viable commercial producer. Currently, the NOS 122 and 222 wells are co-mingled to one tank battery and produce a combined 3 barrels per day, and sell one 160 barrel load of oil every other month.

     On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect. The project has been named “North Oklahoma Mississippi Lime Project”. On May 16, 2011, we announced that drilling operations had commenced at the Company’s first horizontal well, NOM1H. The Company owns a 25% Working Interest in the lease. On June 29, 2011, we announced that NOM1H had begun commercial production. The well produced 5,199 barrels in 2012 at a rate of 14.2 barrels per day. The well is currently producing currently six barrels per day and 30 Mcf gas and has cumulatively produced 12,922 barrels of oil to October 30th, 2013.

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

     On January 9, 2012, we announced plans to drill a third horizontal well at the North Oklahoma Project, NOM3H, on the same section of land as our two previously completed wells, NOM1H and NOW2H. On February 6, 2012, we announced that we had drilled a total of 1,988 feet in the horizontal well segment penetrating into the 100 plus foot thick Mississippi pay zone. The NOM3H began commercial oil and gas production on March 7, 2012. The average daily rate of production during 2013 has been in the 10-20 barrels of oil per day range, and the well is currently producing 8 barrels per day with daily gas production in the 60 Mcf/day range. The well has cumulatively produced 11,131 barrels of oil to October 30th, 2013.

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

     The operator of the Oklahoma projects has divested and sold out of all wells, leases and production to a new operator, who in turn prepared an offer to purchase all the Company’s interests. This offer of $400,000 represented what the new operator believed to represent fair market sale price, specifically to our decreased oil and gas production from our six Oklahoma wells, and the fact that the offer did not assign any value to our leases which are due to expire within 12 months. The Company rejected the offer.

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

     On April 2, 2012, we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. On July 10, 2012, the well began commercial production. As of March 1, 2013, the well had cumulatively produced 5,696 barrels of oil, with 4,618 barrels for the 2012 calendar year, and sales beginning in July 2012 at an average daily rate of 25.4 barrels per day. Current production has cumulatively produced 9,111 barrels of oil through October 30, 2013, at a daily rate of 13 barrels per day. Daily gas production is in the 35 Mcf/day range.

     Osage Kansas Project - On October 28, 2013 we entered into a Participation Agreement (the “Participation Agreement”) with Warpaint Kansas LP (“Warpaint”) for an 80% working interest and an 81.25% net revenue interest in 15,000 acres, 12,000 net acres, of land in Kansas. We will be acting as the operator of the project and will be able to dictate the timeline for the lease development. Additionally, we plan to fund the majority of this and future developmental drilling transactions by establishing tax-advantaged direct investment oil and natural gas partnerships with the goal of raising up to $20 million (the “Partnerships”). We believe that the development of our oil and natural gas properties through a syndicated drilling program business model would enable us to earn a fee-based revenue stream, while at the same time allowing us to continue as a working interest owner in each well.

     We intend that the Partnerships will own 40% to 80% of our working interest, with the Company retaining any remaining working interest not provided to the Partnerships. By seeking direct, retail driven investment of working interest in the wells, we believe we may be able to fund development drilling programs without having to incur any additional debt or issue equity.

     Our geographical focus will initially be the Mid-continent (Arkansas, Kansas, Louisiana, New Mexico, Texas and Oklahoma) and may expand to include other known producing areas located in the U.S., with a focus on operated properties, such as the Osage Kansas Project. We have formed a wholly-owned subsidiary, APH Operating Inc., which will act as operator of the Osage Kansas Project as well as any future oil and natural gas development projects. In addition, we plan to form a wholly-owned subsidiary to act as managing general partner of the Partnerships.

     Under the terms of the Participation Agreement, we will not be required to pay Warpaint any upfront funds, however, we will be obligated to drill a minimum of three (3) initial horizontal wells to earn our interest in each 640 acre parcel per well. We estimate that for the first ten (10) wells, the Participation Agreement requires us to fund 100% of the drilling and completion costs including installation of storage tanks on horizontal Mississippi-Osage wells for us to earn our 80% working interest. We are required to begin the permitting of the first well within thirty days (30) and have begun the process on the first location. The well must be spudded prior to March 15 2014, however, we are endeavoring to begin the drilling of the first well as soon as we can raise the necessary capital. Each well is estimated to cost $2.5 million to drill and complete.

     The expenditure commitment and obligation to Warpaint for the Osage Kansas Project totals in the aggregate $5.4 million, which we expect to be fully paid after drilling approximately 10 wells. We believe the acreage, if fully developed on a 640-acre unit basis, could potentially support the drilling of a minimum of 23 wells, however, we expect down spacing will increase the number of drilling locations upon development of the assets. We will earn its 80% working interest on each 640-acre unit drilled. Subject to available capital, the Company and Warpaint have plans for development of a new well every ninety (90) days, allowing sufficient time to drill, complete and evaluate the well prior to proceeding to the next planned location.

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

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. As of, and for the three months ended September 30, 2013, there have been no material changes or updates to our critical accounting policies.

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

Comparison of nine month periods ended September 30, 2013 and September 30, 2012

     For the nine month periods ended September 30, 2013 and September 30, 2012, we incurred a comprehensive loss of $2,221,157 and $2,529,752, respectively. The decrease was largely attributed to a decrease in interest expense, offset by an increase in our net loss before other income resulting from an increase in impairment expense.

     General and administration expenses for the nine month period ended September 30, 2013 amounted to $429,600 compared to $414,777 in the same period of 2012. Executive compensation for the nine month period ended September 30, 2013 was $153,000 compared to $430,000, in the same period of 2012.

     For the nine month period ended September 30, 2013, we used net cash of $298,348 in operations. Net cash used in operating activities decreased from $396,540 in the nine month period ended September 30, 2012.

Comparison of three month periods ended September 30, 2013 and September 30, 2012

     For the three month periods ended September 30, 2013 and September 30, 2012, we incurred a comprehensive loss of $1,530,710 and $1,592,517, respectively. The slight decrease was the result of an increase in net loss before other income resulting from an increase in impairment expense, offset by a decrease in interest expense.

     General and administration expenses for the three month period ended September 30, 2013 amounted to $143,577 compared to $157,681 in the same period of 2012. Executive compensation for the three month period ended September 30, 2013 was $51,000 compared to $69,000, in the same period of 2012.

Liquidity and Capital Resources

     As of September 30, 2013, we had cash of $1,454 and working capital deficiency of $1,033,603. During the three month period ended September 30, 2013, we funded our operations from revenue received, and proceeds of private sales of equity and notes. During the three month period ended September 30, 2013, we raised $140,766 from proceeds from a note payable and $0 from sales of our common stock and subsequent to September 30, 2013, as of November 13, 2013, we have raised $75,000 from proceeds of notes payable and $11,151 from sales of our common stock. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. For the three months ended September 30, 2013, we used net cash of $175,404 in operations.

     On June 24, 2013, we announced that we had entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein including volume based share and price limitations, Hanover is committed to purchase up to $5,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement, beginning on the trading day following the date on which a registration statement covering the resale of the Shares by Hanover is declared effective. The per share purchase price for the shares shall be equal to 90.0% of the arithmetic average of the three lowest volume weighted average prices for our common stock during the applicable pricing period that equal or exceed an applicable floor price equal to the product of (i) 0.70 and (ii) the volume weighted average price for the Company’s common stock over the 10 trading days immediately preceding the date the draw down notice is delivered. We previously paid to Hanover, in March 2013, a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 3.0% of the Total Commitment under the Purchase Agreement) in the form of 1,764,706 restricted shares of our common stock, calculated at a price equal to $0.085 per share, which was the closing price of our Common Stock on March 4, 2013. In connection with the execution of the Purchase Agreement, we agreed to file an initial registration statement with the Commission to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of our common stock held by non-affiliates of the Company, which registration statement was filed on July 31, 2013 and declared effective as of September 4, 2013. As of November 8, 2013, Hanover had purchased an aggregate of $11,151 of the Total Commitment.

     On July 9, 2012, we announced that we entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry (the “Credit Facility”). The Credit Facility is secured by all of our assets. As of November 8, 2013 $600,766 has been advanced under the ASYM Credit Facility, including $50,000 attributed to tranche loans in exchange for waivers by ASYM of the Company’s noncompliance with certain covenants of the Credit Facility. We do not expect to receive additional funds from the ASYM Credit Facility at this time as we do not qualify under the agreement covenants.

     The Company and ASYM agreed to modify the terms of the agreement with ASYM whereby eliminating the variable exercise price of each warrant grant due pursuant to the agreement to a fixed exercise price of $0.01 applicable to both past and future warrant grants.

     On April 25, 2013 and in August 2013, respectively, in exchange for the cancellation of existing indebtedness, the Company issued promissory notes in the principal amount of $71,000 and $65,000 to Magna Group, LLC (“Magna”) and promissory notes in the aggregate principal amount of $83,300 to Hanover Holdings I, LLC (“Hanover”), respectively (collectively, the “Exchange Notes”). Each of the Exchange Notes is convertible into common stock of the Company at a fixed conversion price of $0.008 per share. Additionally, on June 7, 2013, the Company issued to Hanover a convertible note in the principal amount of $5,000, convertible at a fixed conversion price of $0.008 per share (the “June 2013 Note”). On August 27, 2013, Magna loaned an additional $25,000 to the Company.

     Effective June 1, 2013, the Company issued a convertible promissory note in the amount of $15,000 to an investor. The note bears interest at 10% and matures one year from date of loan. The loan balance is convertible at the lesser of $0.01 or 25% discount to the average closing trading price during the five trading days prior to conversion.

     On June 27, 2013, the Company borrowed $25,000 pursuant to the convertible promissory note issued March 27, 2013 to JMJ Financial. The note bears no interest if repaid within ninety days and bears interest of 12% if not repaid within ninety dates. The maturity date is one year from the date of the draw. The loan balance is convertible at the lesser of $0.075 or 60% of the lowest trade price in the 25 trading days previous to the conversion. On September 27, 2013, the Company borrowed an additional $25,000 under the note.

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

     On September 28, 2013, we issued 3,768,844 shares of common stock of the Company to Robert B. McIntosh, the Company’s sole officer and director, in consideration for the cancellation of an aggregate of approximately $75,000 in indebtedness owed by the Company to Mr. McIntosh, based upon the closing price of $0.0199 per share of our common stock.

     During the nine months ended September 30, 2013, we raised $312,266 from proceeds of notes payable and $14,500 from sales of our common stock. We also earned $107,943 in revenue during the nine months ended September 30, 2013 from our producing wells.

     Our current cash requirements are significant due to planned exploration and development of current projects. We anticipate drilling four wells in 2014 which is estimated to cost $10,000,000. Additionally, we have an aggregate of $191,300 in outstanding short term borrowings. We will need to secure additional debt or equity financing to pay such obligations as they become due. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

     Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations. Such working capital will most likely be obtained through equity or debt financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. If we are unable to raise the required working capital we will be unable to satisfy our short term borrowing obligations as they become due.

Off-Balance Sheet Arrangements

     There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 4. Controls and Procedures.

     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

     There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Pursuant to the Credit Facility with ASYM, in July of 2013, the Company received an additional tranche in the amount of $60,766 and the Company granted the issuance of two warrants to purchase 1,791,965 and 367,029 shares of common stock, respectively in connection with the funding advances. The warrants were valued at $21,590.

     In August 2013, in exchange for the cancellation of existing indebtedness, the Company issued a convertible promissory note in the principal amount of $65,000 to Magna and a convertible promissory note in the aggregate principal amount of $31,800 to Hanover. Each of the Exchange Notes is convertible into common stock of the Company at a fixed conversion price of $0.008 per share.

     In September of 2013, the Company issued 1,500,000 shares of common stock to Magna upon the conversion of $7,500 of Exchange Notes. Subsequent to September 30, 2013, an additional $22,500 of Exchange Notes has been converted into 4,500,000 shares of common stock.

     In September of 2013, JMJ Financial converted $18,000 of promissory notes into 3,000,000 shares of common stock. Subsequent to September 30, 2013, an additional $11,500 of promissory notes was converted into 2,000,000 shares of common stock.

     Subsequent to September 30, 2013, in October of 2013, the Company sold 450,000 shares of common stock to an investor for $11,151.

     Subsequent to September 30, 2013, in October of 2013, the Company issued 700,000 shares of common stock in exchange for $15,000 of accounts payable.

     These issuances were made in reliance upon Rule 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information.

     On October 28, 2013 we entered into the Participation Agreement with Warpaint for an 80% working interest and an 81.25% net revenue interest in 15,000 acres, 12,000 net acres, of land in Kansas. Under the terms of the Participation Agreement, we will not be required to pay Warpaint any upfront funds, however, we will be obligated to drill a minimum of three (3) initial horizontal wells to earn our interest in each 640 acre parcel per well. We estimate that for the first ten (10) wells, the Participation Agreement requires us to fund 100% of the drilling and completion costs including installation of storage tanks on horizontal Mississippi-Osage wells for us to earn our 80% working interest. We are required to begin the permitting of the first well within thirty days (30) and have begun the process on the first location. The well must be spudded prior to March 15 2014, however, we are endeavoring to begin the drilling of the first well as soon as we can raise the necessary capital. Each well is estimated to cost $2.5 million to drill and complete.

     The expenditure commitment and obligation to Warpaint for the Osage Kansas Project totals in the aggregate $5.4 million, which we expect to be fully paid after drilling approximately 10 wells. We will earn its 80% working interest on each 640-acre unit drilled. Subject to available capital, the Company and Warpaint have plans for development of a new well every ninety (90) days, allowing sufficient time to drill, complete and evaluate the well prior to proceeding to the next planned location.

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Articles of Incorporation, and all amendments thereto
3.2(2)	Bylaws
10.1	Participation Agreement with Warpaint Kansas LP, dated October 28, 2013
31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)
32	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A, filed August 30, 2012.
(2)	Incorporated by reference to Form 10-SB12G dated June 19, 1997.

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

AMERICAN PETRO-HUNTER INC.

Date: November 18, 2013	By:	/s/ Robert B McIntosh
Robert B, McIntosh, President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)