Form 10-K
period 2013-12-31
AMERICAN PETRO-HUNTER INC
filed 2014-04-30
CIK 1040482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
YES [   ]     NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2013 was $601,463.99 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of April 25, 2014, there were outstanding 121,740,587 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1 — BUSINESS

Background

             We have operated as an oil and natural gas exploration and production (E&P). On March 5, 2014, we issued a press release discussing our plans to expand our business to include the acquisition and operation of workforce accommodation facilities servicing the energy industry, in addition to our continued exploration, development and production of crude oil and natural gas properties. On March 10, 2014, we sold all of our rights in and to certain properties located in Payne and Lincoln Counties in Oklahoma, which included all of our producing wells.

             We were formed on January 24, 1996 pursuant to the laws of the State of Nevada under the name Wolf Exploration, Inc. In August 2001, we changed our name to American Petro-Hunter Inc. and began focusing our business on the exploration and eventual exploitation of oil and gas. The Company operates from its offices at 250 N Rock Rd., Suite 365 Wichita, KS.

Producing Properties

             North Oklahoma Project (North Oklahoma Woodford “Yale” and North Oklahoma Mississippi Lime Projects) - On April 21, 2010, we entered into an operating agreement with Bay Petroleum Corp. (“Bay”) to participate in the drilling for oil in northern Oklahoma (the “Prospect”). Pursuant to such operating agreement, we agreed to pay to Bay $52,125 for all costs in connection with the acquisition and operation of the Prospect, up to the drilling of an initial test well, in exchange for a 25% working interest and 80% net revenue interest in the Prospect. We also agreed to be responsible for 25% of all expenditures in connection with the development and operation of the Prospect for drilling.

             On June 1, 2010, we announced that the No. 1 well had been put into production. The well produced 1,060 barrels in 2013 at an average of 2.9 barrels per day.

             On June 29, 2011, we announced that NOS122, a re-entry project where the well bore and casing was opened and cleaned, had begun commercial production. Inaugural loads of oil began shipping in July of 2011. The well produced 748 barrels in 2013 at a rate of 2 barrels per day.

             On March 25, 2011, we announced that we had acquired a varied working interest in an additional 2,000 acres located in Payne County in northern Oklahoma, near the Company’s Yale Prospect. The project was named “North Oklahoma Mississippi Lime Project”. On June 29, 2011, we announced that the first horizontal well on the property, NOM1H, had begun commercial production. The well produced 2,933 barrels in 2013 at a rate of 8 barrels per day and gas production of 14,016 Mcf at a rate of 38 Mcf/day. Also on this property, the NOM3H well began commercial oil and gas production on March 7, 2012. The well produced 2,863 barrels in 2013 at a rate of 7.8 barrels per day and gas production of 21,168 Mcf at a rate of 58 Mcf/day.

             South Oklahoma Project - On July 20, 2011, we announced the acquisition of a forty percent (40%) working interest in the South Oklahoma Project on 3,000 acres of land in south-central Oklahoma. On April 2, 2012, we announced the spud of the first well on the South Oklahoma Project, designated SOM-1H. SOM-1H produced 4,401 barrels in 2013 at a rate of 12.05 barrels per day and gas production of 13,213 Mcf at a rate of 36 Mcf/day.

Customers

             During 2013, our crude oil production was sold to Sunoco in Oklahoma. We received Oklahoma spot prices for our oil and sold our oil in minimum allotments of 160 barrels.

             We also had commercial sales of natural gas at our Oklahoma Project through our connection to nearby pipeline infrastructure. We sold natural gas through such pipeline to DCP Midstream, LP of Tulsa, Oklahoma and received a premium to the NYMEX spot natural gas prices due to the higher BTU content of the gas produced.

Competition

             Competition in the oil and gas industry has been intense. Producing properties and undeveloped acreage are in high demand and we compete for such properties, and the equipment and labor required to develop and operate them, against independent oil and gas companies, drilling and production purchase programs and individual producers and operators. Many industry competitors have exploration and development budgets substantially greater than ours, potentially reducing our ability to compete for desirable properties.

Our Strategy

             Our focus is currently in locating and assessing potential acquisition targets, including real property, oil and gas rights and oil and gas companies. The Company is currently in negotiations to acquire an accommodation facility that services utility and oil service companies operating in the Eagleford region of Texas. The property is fully utilized and generates approximately $700,000 to $800,000 in pretax annual cash flow. We see the acquisition of “man-camps” accommodation facilities as an expanding, in demand, asset especially in the very active exploration and development sections of the country, often in remote, undeveloped areas with little or no services.

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

Employees

             As of December 31, 2013, we had no employees. Our President, Robert McIntosh, devotes a significant portion of his time to operating and growing our Company, with part-time assistance from the Company’s other director. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

             Although we have generated revenues in the past, we have never achieved profitability and we recently sold all of our revenue producing properties in connection with our change of business focus. We have an accumulated deficit of $16,444,841 for the period from January 24, 1996 (inception) to December 31, 2013. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

             We will require additional funds to carry out our business plan. Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, bridge loans from our officers and stockholders and proceeds from our producing wells. We do not expect to receive any proceeds from our operations in the near term, so we will have to raise additional funds through debt or equity financings. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed and any such failure or delay may have a material adverse effect on our company, stock price and business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

             In their report dated April 30, 2014, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and are changing our business focus; if we are not successful in establishing or growing our business, then we may have to scale back or even cease our ongoing business operations.

             We have yet to generate positive earnings and we are currently in the process of adopting a new business strategy. There can be no assurance that we will ever operate profitably. Our Company has no operating history in this new area of operations and must be considered in the development stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unsuccessful in entering this new market. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Risks Related to Oil and Gas Exploration

Our operating revenue will be dependent upon the performance of our properties.

             We currently have no producing properties. To the extent we develop producing properties, our operating revenue will depend upon our ability to profitably drill and complete wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases. We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover. In the event that we are unable to produce sufficient operating revenue to fund our operations, we will be forced to seek additional, third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests in our Company, joint venture arrangements, or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

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

Reserves

             As of the end of the 2013 fiscal year, the Company has no proved reserves.

Production, Production Prices and Production Costs

             Sales of oil during the 2013 fiscal year amounted to $120,758 for 1,692 barrels at an average price of $71.37 per barrel and at an average production cost per barrel of $40.26. Sales of oil during the 2012 fiscal year amounted to $267,109 for 2,831 barrels at an average price of $94.56 per barrel and at an average production cost per barrel of $30.22. Sales of oil during the 2011 fiscal year amounted to $298,390 for 3,834.50 barrels at an average price of $77.82 per barrel and at an average production cost per barrel of $16.50. Production costs are expected to increase as production increases. All of our oil production has occurred in the United States.

             Sales of gas during the 2013 fiscal year amounted to $20,463 for 1,047 barrels of oil equivalent (BOE), based upon a 6:1 ratio of MCF gas to barrels of oil, at an average price of $19.54 per BOE and at an average production cost per BOE of $1.38. Sales of gas during the 2012 fiscal year amounted to $41,061 for 993.5 barrels of oil equivalent (BOE), based upon a 6:1ratio of MCF gas to barrels of oil, at an average price of $41.33 per BOE and at an average production cost per BOE of $2.64. Sales of gas during the 2011 fiscal year amounted to $19,541 for 602.1 barrels of oil equivalent (BOE), based upon a 6:1 ratio of MCF gas to barrels of oil, at an average price of $32.45 per BOE and at an average production cost per BOE of $2.46. Production costs are expected to increase as production increases. Prior to the 2011 fiscal year we had not had any gas production. All of our gas production has occurred in the United States.

Past and Present Development Activities

             We have no current plans to drill any exploratory or development wells.

             During the 2013 fiscal year we did not drill any exploratory wells in the United States. We did not drill any development wells during the 2013 fiscal year. As of the end of the 2013 fiscal year, no additional wells were being drilled.

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

Delivery Commitments

             As of December 31, 2013, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Properties, Wells, Operations, Acreage and Current Activities

             The following table sets forth our interest in wells and acreage as of April 25, 2014.

	Number of Productive Wells (1)		Developed Acreage (4)		Undeveloped Acreage
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Oil	0	0	0	0	738	184.5
Gas	0	0	0	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

             As of April 25, 2014, we have no developed acreage or producing wells.

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

Fiscal 2013	High	Low
First Quarter (March 31, 2013)	$.135	$.06
Second Quarter (June 30, 2013)	$.0649	$.0101
Third Quarter (September 30, 2013)	$.07	$.008
Fourth Quarter (December 31, 2013)	$.0328	$.01

Fiscal 2012	High	Low
First Quarter (March 31, 2012)	$.429	$.1812
Second Quarter (June 30, 2012)	$.29	$.18
Third Quarter (September 30, 2012)	$.205	$.136
Fourth Quarter (December 31, 2012)	$.18	$.06

             The closing price for our common stock on December 31, 2012 was $0.06.

Stockholders

             As of April 25, 2014, there were 121,740,587 shares of common stock issued and outstanding held by 74 stockholders of record (not including street name holders).

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

None.

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

Background

             We have operated as an oil and natural gas exploration and production (E&P) company. On March 5, 2014, we issued a press release discussing our plans to expand our business to include the acquisition and operation of workforce accommodation facilities servicing the energy industry, in addition to our continued exploration, development and production of crude oil and natural gas properties. On March 10, 2014, we sold all of our rights in and to certain properties located in Payne and Lincoln Counties in Oklahoma, which included all of our producing wells.

             During 2013, we had rights in six producing wells in Oklahoma arising out of our 2010 operating agreement with Bay Petroleum Corp. (“Bay”). One of these wells began production in mid-2010, an additional two wells, including one horizontal well, began production in 2011, and an additional three wells, including two horizontal wells, began production in 2012. Collectively, daily production from the Oklahoma wells averaged 5.48 barrels per day in 2013 from cumulative production from all wells of 12,005 barrels.

2013 Highlights

Exploration and Development

We did not drill any exploration or development wells in 2103.

Production

             Our total 2013 fiscal year production was net 1,691.6 barrels of oil and 1,047 BOE or 6,282 MCF of natural gas, based upon a 6:1 ratio of MCF gas to barrels of oil. Average daily production for the 2013 fiscal year averaged 7.5 barrels of oil, a decrease of 24.3% from the 2012 fiscal year daily production of 9.9 barrels. Average daily gas production for the 2013 fiscal year averaged 2.86 BOE, or 17.2 MCF, a decrease of 46.8% from the 2012 fiscal year daily production of 5.37 BOE, or 32.3 MCF.

Leaseholds

             On March 10, 2014, in part due to a desire to expand our business focus to the operation of workforce accommodation facilities servicing the energy industry, we sold all of our rights in and to certain properties located in Payne and Lincoln Counties in Oklahoma, which included all of our producing wells and our rights under our agreements with Bay, for cash consideration of $540,000.

2014 Outlook

             In 2014, we will be focused on developing our oil field service “man-camp” facility project in East Texas. In connection with this new business strategy, the Company expects it will undertake changes to the Company’s management team and Board of Directors and may change the name of the Company to reflect the shift in its business focus.

             Our future operations and shift in business focus will require substantial capital expenditures and we have no expectations of revenues in the near term. Therefore, we are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to meet our business objectives. If we are not successful we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our acquisition, working capital and other cash requirements.

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

             The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. As of, and for the year ended December 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

             The discussion and financial statements contained herein are for our fiscal year ended December 31, 2013 and December 31, 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2013

             We reported total current assets of $29,585 at December 31, 2012, consisting of cash of $15,793 and accounts receivable of $13,792. Total current liabilities reported of $2,069,498 included accounts payable of $885,746, note payable and accrued interest of $1,014,722 and 169,030 respectively. The Company had a working capital deficit of $2,039,913 at December 31, 2013.

             Stockholders’ Equity/Deficit was a Deficit of 1,493,052 at December 31, 2013, compared to Stockholders’ Equity of $12,242 at December 31, 2012.

Cash and Cash Equivalents

             As of December 31, 2013, we had cash of $15,793. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations for the Fiscal Year Ended December 31, 2013

             For the fiscal year ended December 31, 2013, we incurred a net loss of $2,667,235.

             General and administration expenses for the fiscal year end December 31, 2013, amounted to $570,759 compared to $575,783 in 2012. Executive compensation for the 2013 fiscal year end was $204,000 compared to $481,000 in 2012.

             During the third quarter of 2013, management reviewed the carrying amount of the Company’s investments in its oil and gas properties and recognized an impairment expense in the amount of $1,172,547 for the year ended December 31, 2013. As of December 31, 2013, the investment in these mineral properties is $400,000 net of accumulated amortization of $185,457.

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

Liquidity and Capital Resources

             As of December 31, 2013, we had cash of $15,793, and working capital deficiency of $2,039,913. During the year ended December 31, 2013, we funded our operations from the proceeds of private convertible note issuances and producing well revenues. We are currently seeking further financing to fund our operations and implementation of our revised business strategy. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

             For the year ended December 31, 2013, we used net cash of $438,087 in operations compared to $427,851 for the year ended December 31, 2012. Net cash used in operating activities included an increase of impairment expense of $606,810 and a decrease of amortization of mineral properties of $52,923.

             On March 22, 2013, we announced that we had entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein including volume based share and price limitations, Hanover is committed to purchase up to $5,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement, beginning on the trading day following the date on which a registration statement covering the resale of the Shares by Hanover is declared effective. The per share purchase price for the shares shall be equal to 90.0% of the arithmetic average of the three lowest volume weighted average prices for our common stock during the applicable pricing period that equal or exceed the applicable floor price established by the Company. We paid to Hanover a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 3.0% of the Total Commitment under the Purchase Agreement) in the form of 1,764,706 restricted shares of our common stock, calculated at a price equal to $0.085 per share, which was the closing price of our Common Stock on March 4, 2013. In connection with the execution of the Purchase Agreement, we agreed to file an initial registration statement with the Commission to register an agreed upon number of the Shares, which registration statement was declared effective September 1, 2013.

             On July 9, 2012, we announced that we entered into a three-year credit facility with ASYM Energy Partners LLC and its affiliates (“ASYM”), a private investment firm focused on the energy industry. The credit facility is secured by all of our assets. At this time approximately $626,000 has been advanced under the ASYM credit facility. On February 14, 2014, the Company entered into an agreement to sell its revenue producing investments in mineral properties, effective January 1, 2014, for $540,000. The sale was completed on March 10, 2014. The proceeds were used to pay off approximately $460,000 of the note payable to ASYM plus some accrued interest. We do not expect to receive additional funds from the ASYM facility at this time as we do not qualify under the agreement covenants.

             Subsequent to the year ended December 31, 2013, $83,660 of outstanding notes payable was converted into 20,415,152 shares of our common stock.

             Subsequent to the year ended December 31, 2013, February of 2014, JMJ Financial loaned an additional $30,000 to the Company.

             In addition, during the year ended December 31, 2013, we raised $60,278 from the sale of common stock and $420,566 from the proceeds of notes payable. We also recorded $141,221 in revenue during the year ended December 31, 2013 from our producing wells.

             Our current cash requirements are significant due to our changed business focus and the disposition of our revenue producing properties. Additionally, we have an aggregate of $2,069,498 in current liabilities. We will need to secure additional debt or equity financing to pay such obligations as they become due. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our operations and carry out our business plan.

             There is no assurance that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned strategy and obligations. Such working capital will most likely be obtained through equity or debt financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Arrangements

             There are no off-balance sheet arrangements.

Capital Expenditures

             We made capital expenditure investments in the aggregate amount of $43,180 during the fiscal year ending December 31, 2013. At December 31, 2013 the company had investments in mineral properties, valued at cost for a total of $400,000 net of amortization.

Contractual Obligations

             The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contractual Obligations		Less than			More than
At December 31, 2013	Total	1 Year	1-3 years	3-5 years	5 years
Note Payable	$1,306,308	$1,306,308

Total	$1,306,308	$1,306,308

             The above table outlines our obligations as of December 31, 2013 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

             Our Principal Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

             There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

             None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

             The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Robert McIntosh	53	Director; President, Chief Executive Officer and Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

             In connection with the acquisition of 4,101,844 shares of our common stock on September 28, 2013, Robert McIntosh was required to file a Form 4 no later than October 1, 2013. Mr. McIntosh filed the Form 4 on October 3, 2013.

             Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us during our most recent fiscal year, as filed with the Securities Exchange Commission, as of December 31, 2013, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

             On July 20, 2009, our Board of Directors adopted a Code of Ethical Conduct that provides an ethical standard for all employees, officers and directors. A copy of the Code of Ethical Conduct will be provided, without charge, to any person who so requests. A copy of the Code of Ethical Conduct may be requested via the following address or phone number:

American Petro-Hunter Inc.
250 N. Rock Rd., Suite 365
Wichita KS, 67206
(316) 201-1853

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

             The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2012 and December 31, 2013. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Non
						Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert McIntosh	2013	$204,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$204,000

Director, President and Chief Executive Officer	2012	$184,500	$-0-	$84,000	$-0-	$-0-	$-0-	$-0-	$268,500

             Pursuant to the business consultant agreement with Mr. McIntosh, dated March 15, 2009, it was agreed that Mr. McIntosh would provide us with corporate management consulting services for a monthly fee of $17,000. The initial term of the agreement is twelve months with automatic renewals on a month-by-month basis thereafter. Mr. McIntosh received a total of $204,000 in compensation for the fiscal year ended December 31, 2013, of this, no stock issued for services rendered. Mr. McIntosh received a total of $268,500 in compensation for the fiscal year ended December 31, 2012, of this, $84,000 was stock issued for services rendered.

Director Compensation

             Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other compensation arrangements with directors, and the directors did not receive any other compensation in the fiscal year ending December 31, 2013.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             The following table sets forth, as of April 25, 2014, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of April 25, 2014. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature
		of Beneficial	Percentage of
Name and Address		Ownership of	Common Stock
of Beneficial Owner	Title of Class	Common Stock(1)	Outstanding(1)

Robert B. McIntosh 17470 N Pacesetter ‘Way Scottsdale, AZ 85255	Common	4,501,844	3.70%

All Executive Officers and Directors as a Group (1 person)	Common	4,501,844	3.70%

(1)

Consists of the aggregate total of shares of common stock held by the named individual directly. Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 121,740,587 shares of common stock outstanding as of April 25, 2014. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of April 25, 2014, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plan Information

             The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

             On March 15, 2009 we entered into a business consultant agreement with Robert McIntosh, our President, Chief Executive Officer and director, whereby it was agreed that Mr. McIntosh will provide us with corporate management consulting services for a monthly fee of $17,000. The term of the agreement is twelve months and is subject to termination upon 30 days prior written notice by either party. Upon expiration of the initial twelve month term, this agreement has continued upon a month-by-month basis until further notice.

             On January 24, 2012, the Company issued 400,000 shares of the Company’s Common Stock to Robert McIntosh, 250,000 in lieu of executive compensation.

             On September 28, 2013, the Company issued 4,101,844 shares of the Company’s Common Stock to Robert McIntosh in lieu of payments owed.

Review, Approval or Ratification of Transactions with Related Persons

             Although we adopted a Code of Ethical Conduct on July 20, 2009, we still rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. For the above transactions, the board approved and ratified the transactions, finding it in the best interest of the Company.

Director Independence

             During fiscal 2013, we had one independent director on our board, Lonnie McDade. Mr. McDade resigned from the board on February 27, 2013. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Samyn & Martin, LLC for the fiscal periods shown.

	December 31, 2012	December 31, 2013
Audit Fees	$49,600	$55,300
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$49,600	$55,300

             Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

             In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in fiscal 2013. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Financial Statements of this report.

(b)	Exhibits

Exhibit Number	Name
3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Management and Governance Consultant Agreement with Robert McIntosh, effective March 15, 2009

10.2(4)	Note Purchase Agreement with John E. Friesen, dated August 13, 2009

10.3(5)	Secured Convertible Promissory Note with John E. Friesen, dated September 15, 2009

10.4(6)	Operating Agreement with Bay Petroleum Corp., dated April 21, 2010

10.5(7)	Debenture and Warrant Purchase Agreement with Maxum Overseas Fund, dated May 17, 2010

10.6(7)	Form of Warrant to Purchase Common Stock with Maxum Overseas Fund

10.7(8)	Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated May 4, 2011

10.8(9)	Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated July 18, 2011

10.9(10)	Second Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated August 12, 2011

10.10(11)	Second Amendment to Promissory Notes with John E. Friesen, dated August 13, 2011

10.11(12)	Form of Accounts Payable Agreement

10.12(13)	Third Amendment to Promissory Notes with John E. Friesen, dated July 3, 2012

10.13(13)	Purchase Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.14(13)	Form of Warrant to Purchase Common Stock with ASYM Energy Opportunities LLC

10.15(13)	Form of Senior Secured Promissory Note with ASYM Energy Opportunities LLC

10.16(13)	First Lien Security Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.17(13)	Management Services Agreement with ASYM Management LLC, dated July 3, 2012

10.18(13)	Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.19(13)	Deposit Account Control (Default) Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.20(14)	Common Stock Purchase Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.21(14)	Registration Rights Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.22(15)	Twelve Percent (12%) Convertible Note with Magna Group, LLC, dated March 4, 2013

10.23	Purchase and Sale Agreement with Roberson Oil Company, Inc.

21	List of Subsidiaries

31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed August 30, 2012.

(2)	Incorporated by reference to the Form 10-SB12G filed June 19, 1997.

(3)	Incorporated by reference to the Current Report on Form 8-K filed March 27, 2009.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K filed September 24, 2009.

(6)	Incorporated by reference to the Current Report on Form 8-K filed April 23, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K filed May 20, 2010.

(8)	Incorporated by reference to the Current Report on Form 8-K filed May 10, 2011.

(9)	Incorporated by reference to the Current Report on Form 8-K filed July 19, 2011.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2011.

(11)	Incorporated by reference to the Current Report on Form 8-K filed August 16, 2011.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 14, 2012.

(13)	Incorporated by reference to the Current Report on Form 8-K filed July 9, 2012.

(14)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2013.

(15)	Incorporated by reference to the Annual Report on Form 10-K filed April 15, 2013.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETRO-HUNTER INC.

Dated: April 30, 2014	/s/ Robert B. McIntosh
By: Robert B. McIntosh
Its: President and Chief Executive Officer
(Principal Executive Officer)

             Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

	President, Chief Executive Officer, Chief Financial Officer, and	April 30, 2014
/s/ Robert B. McIntosh	Director
Robert B. McIntosh	(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

To the Board of Directors and Stockholders
American Petro-Hunter, Inc.
Wichita, Kansas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Petro-Hunter, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. American Petro-Hunter, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Petro-Hunter, Inc. as of December 31, 2013 and 2012 and the results of its operations, stockholders’ equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Samyn & Martin, LLC
Kansas City, Missouri
April 30, 2014

American Petro-Hunter, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$15,793	$16,216
Accounts receivable	13,792	13,735
Total current assets	29,585	29,951

Investments in mineral properties, net of accumulated amortization of $185,457 and $132,499, respectively	400,000	1,582,324
Capitalized financing costs, net of amortization of $63,215 and $6,737, respectively	146,861	41,263

Total assets	$576,446	$1,653,538

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other liabilities	$885,746	$568,188
Short term note from officer	-	39,200
Notes payable, net of discount of $291,586 and $0 as of December 31, 2013 and 2012, respectively	1,014,722	-
Accrued interest	169,030	41,073
Total current liabilities	2,069,498	648,461

Long term liabilities:
Note payable, net of discount of $0 and $178,471 as of
December 31, 2013 and 2012, respectively	-	992,835
Total long term liabilities	-	992,835
Total liabilities	2,069,498	1,641,296

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 101,325,435 and 47,620,406 shares issued and outstanding as of December 31, 2013 and 2012, respectively	101,326	47,621
Common stock to be issued; 14,480,278 and 6,423,708 shares as of December 31, 2013 and 2012, respectively	14,480	6,424
Additional paid-in capital	14,835,983	13,731,097
Accumulated comprehensive gain (loss)	-	4,706
Accumulated deficit	(16,444,841)	(13,777,606)
Total stockholders' equity (deficit)	(1,493,052)	12,242

Total liabilities and stockholders' equity (deficit)	$576,446	$1,653,538

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
Statements of Operations

	For the year ended
	December 31,
	2013	2012

Revenue	$141,221	$308,770

Cost of Goods Sold
Production and amortization	122,529	193,674

Gross profit	18,692	115,096

General and administrative	570,759	575,783
Executive compensation	204,000	481,000
Impairment expense	1,172,547	565,737
Total expenses	1,947,306	1,622,520

Net loss before other income (expense)	(1,928,614)	(1,507,424)

Other income (expense):
Gain (loss) on sale of mineral properties	-	2,621
Gain on forgiveness of debt	-	322,731
Gain (loss) on derivative liability	-	(5,265)
Interest expense	(738,621)	(2,115,799)
Total other income (expense)	(738,621)	(1,795,712)

Net loss before income taxes	(2,667,235)	(3,303,136)

Provision for income taxes	-	-

Net loss	(2,667,235)	(3,303,136)

Other comprehensive income (expense)	(4,706)	8,114

Comprehensive loss	$(2,671,941)	$(3,295,022)

Weighted average common shares
outstanding - basic and fully diluted	63,202,455	44,476,603

Net loss per common share
basic and fully diluted	$(0.04)	$(0.07)

The accompanying notes are an integral part of these financial statements

Amerian Petro-Hunter, Inc.
Statement of Stockholder's Equity (Deficit)

							Total
	Common Stock		Additional	Stock		Accumulated	Stockholder's
			Paid-in	owed but	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	not issued	Deficit	(Loss)	(deficit)

Balance at December 31, 2011	32,867,028	32,867	8,313,575	-	(10,474,470)	(8,114)	(2,136,142)

Shares issued for compensation	900,000	900	188,100	-	-	-	189,000
Shares issued in exchange for accts pay.	350,000	350	238,702	417	-	-	239,469
Convertible debenture converted to stock	12,652,869	12,653	3,150,565	-	-	-	3,163,218
Shares issued in exchange for notes pay.	850,509	851	211,777	-	-	-	212,628
Shares owed for financing agreement	-	-	1,628,378	6,007	-	4,706	1,639,091
Net Loss for the year	-	-	-	-	(3,303,136)	8,114	(3,295,022)

Balance at December 31, 2012	47,620,406	47,621	13,731,097	6,424	(13,777,606)	4,706	12,242

Shares issued for cash	3,375,897	3,376	56,902	-	-	-	60,278
Shares issued in exchange for accts payable	2,498,995	2,499	39,049	-	-	-	41,548
Shares issued in exchange for accr. interest	373,764	374	2,080	-	-	-	2,454
Shares issued in exchange for notes payable	45,308,667	45,309	291,531	-	-	-	336,840
Shares issued for capitalized financing costs	1,764,706	1,765	148,235	-	-	-	150,000
Shares issued that was owed from prior periods	383,000	383	-	(383)	-	-	-
Shares owed for financing agreement	-	-	86,611	8,439	-	-	95,050
Discounts issued on notes payables	-	-	480,477	-	-	-	480,477
Net Loss for the year	-	-	-	-	(2,667,235)	(4,706)	(2,671,941)

Balance at December 31, 2013	101,325,435	101,326	14,835,983	14,480	(16,444,841)	-	(1,493,052)

The accompanying notes are an integral part of these financial statements

American Petro-Hunter, Inc.
Statement of Cash Flows

	December 31,	December 31,
	2013	2012
Cash flows from operating activities
Net (loss)	$(2,667,235)	$(3,303,136)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for compensation	-	189,000
Amortization of discount	367,127	243,590
Impairment expense	1,172,547	565,737
Amortization of mineral properties	52,957	105,880
Amortization of prepaid financing costs	56,477	6,737
Recognized (gain) loss on fair value of derivative liability	-	5,265
Stock and warrants issued for financing	95,050	1,424,394
Gain on forgiveness of debt	-	(322,731)
Gain on sale of mineral properties	-	(2,621)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(58)	32,682
(Increase) decrease in prepaid expenses	-	48,518
Increase (decrease) in accounts payable and accrued liabilities	354,637	395,313
Increase (decrease) in accrued interest	130,411	183,521
Net cash used by operating activities	(438,087)	(427,851)

Cash flows from investing activities
Proceeds from sale of mineral properties	-	69,500
Acquisition of mineral properties	(43,180)	(355,242)
Net cash used by investing activities	(43,180)	(285,742)

Cash flows from financing activities
Short-term note from officer	-	39,200
Proceeds from sale of common stock	60,278	-
Proceeds from notes payable	420,566	688,000
Net cash provided by financing activities	480,844	727,200

Net increase (decrease) in cash	(423)	13,607
Cash - beginning	16,216	2,609
Cash - ending	$15,793	$16,216

Supplemental disclosures:
Interest paid	$77,973	$117,391
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for compensation	$-	$189,000
Shares issued for capitalized financing costs	$150,000	$-
Accounts payable converted to stock	$41,548	$239,469
Note payable and accrued interest converted to stock	$339,294	$3,375,846

The accompanying notes are an integral part of these financial statements

American Petro-Hunter Inc.
Notes to Financial Statements
December 31, 2013

1.	Nature and Continuance of Operations

American Petro-Hunter Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 1996 as Wolf Exploration Inc. On March 17, 1997, Wolf Exploration Inc. changed its name to Wolf Industries Inc.; on November 21, 2000, they changed its name to Travelport Systems Inc., and on August 17, 2001, changed its name to American Petro-Hunter Inc.

In the 1st quarter of 2014, the Company sold all of its mineral properties and will no longer have oil and gas revenue (see footnote 11 for further details). The Company intends to proceed with a new strategy, which is to build a holding company focused on energy and real estate investments. It will seek to develop, acquire and operate hard assets that it expect will provide attractive and tax efficient cash flow as well as future price appreciation. The Company is currently in negotiations to acquire an accommodation facility that services utility and oil service companies operating in the Eagleford region of Texas. In addition to real estate assets, the Company intends to acquire, explore for, develop and produce crude oil and natural gas properties located in the U.S. directly and through retail distribution network.

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $16,444,841 as of December 31, 2013 and has current liabilities that are $2,069,498 which is $2,039,913 in excess of its current assets. The Company has limited assets and requires additional funds to maintain its operations. Management’s plan in this regard is to raise equity financing as required. There can be no assurance that sufficient funding will be obtained. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Net loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2013 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants and convertible debt on the Company’s net loss.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2013 and 2012, due to their short-term nature. See Note 5 for further details.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficits.

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

During the year ended December 31, 2013, the Company invested $43,180 in one investment of mineral properties. During the year ended December 31, 2012, the Company invested a total of $355,242 in four mineral properties and exchanged a Poston Prospect well with a book value of $41,000 plus cash in the amount of $6,500 for partial payment on a well located in the Oklahoma prospect. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties during the 3rd quarter of 2013 and recognized an impairment expense in the amount of $1,172,547 to bring the mineral properties carrying value in line with their fair market value at that time. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties at the balance sheet date and recognized no further impairment as of December 31, 2013 and $565,737 of impairment expense as of December 31, 2012. As of December 31, 2013 and 2012, the estimated fair value of mineral properties totaled $400,000 and $1,582,324, net of accumulated amortization of $185,457 and $132,499, respectively. As of December 31, 2013, the Company has total gross capitalized costs of mineral properties of $585,457; $367,394 in proved properties and $218,063 in unproved properties. As of December 31, 2012, the Company has total capitalized costs of mineral properties (gross) of $1,714,822; $1,103,205 in proved properties and $611,617 in unproved properties. Capitalized costs of proved properties are amortized using the straight-line method over the estimated useful life of each well. Unproved properties are excluded from amortization. Amortization expense for the years ended December 31, 2013 and 2012 was $52,957 and $105,880, respectively. Subsequent to year end, revenue producing investments in mineral properties were sold for a total of $540,000 (See footnote 11 for further details). A summary of investments follows:

Poston Prospect

On May 4, 2009, the Company entered into an Agreement with S&W Oil & Gas, LLC (“S&W”) to participate in the drilling for oil in the Poston Prospect #1 Lutters in Southwest Trego County, Kansas (the “Poston Prospect”). Pursuant to the agreement, the Company paid $64,500 in exchange for a 25% working interest in the 81.5% net revenue interest in the Poston Prospect. Subsequent to acquiring the working interest, the Company paid $138,615 in capitalized development costs necessary for completion of the initial well and the drilling and completion of a second well in the Poston Prospect. In 2011, the Company recognized an impairment of the investment in the amount of $93,879. During the year ended December 31, 2012, the Company sold its interest in the Poston Prospect for cash in the amount of $69,500, resulting in a gain of $2,621. This well contributed approximately 5% of the Company’s 2012 revenue and 0% of the revenue for the year ended December 31, 2013.

Oklahoma prospects

During 2010 and 2011, the Company acquired various working interest percentages ranging from 5% to 50%, from Bay Petroleum for mineral properties located in Oklahoma in exchange for cash totaling $1,992,330. During the year ended December 31, 2011, one well was determined to be a “dry hole” and its full $80,000 carrying value was impaired. During the year ended December 31, 2012, the Company acquired additional working interests in the Oklahoma prospects for cash in the amount of $355,242 and property valued at $41,000. During the year ended December 31, 2012, two of the wells were determined to be uneconomic and $565,737 of impairment was taken to reduce the properties to their fair value. As of December 31, 2012, the investment in these mineral properties is $1,582,324, net of accumulated amortization of $132,499. During the year ended December 31, 2013, the Company invested an additional $43,180. Management reviewed the carrying amount of the Company’s investments in its oil and gas properties as of the third quarter of 2013 and recognized an impairment expense in the amount of $1,172,547 for the year ended December 31, 2013. As of December 31, 2013, the investment in these mineral properties is $400,000 net of accumulated amortization of $185,457. The Oklahoma prospects wells contributed approximately 95% of the Company’s 2012 revenue and 100% of the revenue for the year ended December 31, 2013. Subsequent to year end, reserve producing investments in mineral properties were sold for a total of $540,000 (See footnote 11 for further details).

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability. A reconciliation of level 3 assets can be found in footnote 4 which discusses changes in the Investments in mineral properties during 2012 and 2013.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Cash	$15,793	$-	$-	$15,793
Accounts receivable	-	13,792	-	13,792
Investments in mineral properties, net	-	-	400,000	400,000
Accounts payable and other liab.	-	(1,054,776)	-	(1,054,776)
Notes payable, net of discount	-	(1,014,722)	-	(1,014,722)

December 31, 2012:
Cash	$16,216	$-	$-	$16,216
Accounts receivable	-	13,735	-	13,735
Investments in mineral properties, net	-	-	1,582,324	1,582,324
Accounts payable and other liab.	-	(609,261)	-	(609,261)
Notes payable, net of discount	-	(1,032,035)	-	(1,032,035)

6.	Debt and Debt Guarantee Short term note from Officer

During the year ended December 31, 2012, the Company issued a promissory note in the amount of $39,200 for cash advances received from an officer of the Company. The note is non-interest bearing, unsecured and due on demand. As of December 31, 2012, the balance on this note was $39,200. On September 27, 2013, the Company entered into an agreement to issue 3,768,844 restricted shares of stock at $0.0199 for an amount of $75,000 in lieu of payment towards this note and $35,800 in other payables owed. As of December 31, 2013, the balance on this note is $0.

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

Note Payable – Centennial Petroleum Partners

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, CPP agreed to enter into a royalty termination agreement, resulting in the elimination of their 6% royalty interest in exchange for anti-dilution protection with respect to the shares issued in the conversion of their note payable at a conversion rate of $0.25. The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the variable ASYM warrant exercise price less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. On July 3, 2012, the Company estimated the potential future number of anti-dilution share issuances required pursuant to the agreements to be 2,385,311 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $333,943 representing the fair value of the potential anti-dilution shares on that date. As of December 31, 2012, the Company has authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $406,615, the fair value of the shares on the date of grant. As of December 31, 2012, CPP there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $333,664 and a corresponding change in comprehensive gain (loss). During the year December 31, 2013, the Company authorized the issuance of an additional 4,219,785 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $47,525; the fair value of the shares on the date of the grant. As of December 31, 2013, the Company has not issued any of the shares discussed above and CPP is owed 7,222,889 shares. These shares are recorded as owed but not issued on the balance sheet.

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

On March 4, 2013, $140,000 of the outstanding convertible debt was assigned to Magna Group, LLC. On August 20, 2013, an additional $65,000 of the outstanding convertible debt was assigned to Magna Group, LLC. On November 6, 2013, an additional $150,000 of the outstanding convertible debt was assigned to Magna Group, LLC. See “Notes Payable – Magna Group” below for further details.

As of December 31, 2013 and 2012, the principal balance related to this note totaled $278,306 and $633,306, respectively. This note is due on December 31, 2014.

Convertible Debentures - 2010

In 2010, the company entered into a Convertible Line of Credit Agreement with Maxum Overseas Fund (“Maxum”) in the amount of $1,500,000 and received an initial advance in the amount of $1,462,774. The line of credit bears interest at a rate of 24% per annum, was convertible at $0.90, and was secured by certain assets of the Company and due in full on May 17, 2011. In November of 2010, the Company amended the line of credit agreement to reduce the conversion price to $0.25 per share. In May and July of 2011, the Company entered into a third and fourth amendment to the line of credit whereby increasing the line of credit to $2,000,000 in exchange for a 3% royalty interest in production revenue generated by the Company. The Company was advances additional proceeds of $1,700,918. In August 2011, the agreement was further amended to extend the maturity date to November 17, 2012 and increase the line to $3,000,000 in exchange for an additional 3% royalty interest. The royalty interest was subsequently assigned by Maxum to Centennial Petroleum Partners, LLC (“CPP”). See CPP information above for further details on the royalty interest and its termination in 2012.

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

On July 3, 2012 in connection with the Purchase Agreement between the Company and ASYM Energy Opportunities, LLC, the investor group agreed to enter into a lien termination agreement, resulting in the termination of their security interest in certain assets of the Company in exchange for anti-dilution protection with respect to the shares issued in the conversion of the line of credit at a conversion rate of $0.25 The anti-dilution protection provides that in the event the Company issues warrants to a third party with an exercise price less than the conversion rate of $0.25, the Company will issue additional shares for the previous conversions equal to the difference between the number of shares calculated utilizing the exercise price of the warrants less the number of shares previously issued subject to a ceiling of 4.99% of the total outstanding shares of the Company. The Company estimated the number of shares that could be issued pursuant to the agreements on July 3, 2012 to be 2,576,975 and recorded a derivative liability and corresponding comprehensive income (loss) in the amount of $360,776 representing the fair value of the shares on that date. During the year ended December 31, 2012, the Company authorized the issuance of 3,003,104 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $425,468, the fair value of the shares on the date of grant. As of December 31, 2012, there were an additional 4,633 additional anti-dilution shares potentially issuable to meet the beneficial ownership ceiling as a result; the Company recorded a decrease in derivative liability of $360,497 and a corresponding change in comprehensive gain (loss). During the year ended December 31, 2013, the Company authorized the issuance of an additional 4,219,785 shares as a result of the anti-dilution provision and recorded a financing expense in the amount of $47,525; the fair value of the shares on the date of the grant. As of December 31, 2013, the Company has not issued any of the shares discussed above and Maxum is owed 7,222,889 shares. These shares are recorded as owed but not issued on the balance sheet.

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

On July 6, 2012, the Company received $300,000 of the initial tranche and in accordance with the Purchase Agreement the Company granted warrants to purchase a total of 2,576,975 shares of the Company’s common stock, 2,138,889 to ASYM and 438,086 to ASYM Management, at an exercise price of $0.031 and recorded a financing expense in the amount of $354,049, the fair value of the warrants on the date of grant. On September 27, 2012, the Company received additional proceeds of $180,000 due under the first tranche. As consideration for the limitation of funding the entire remaining $700,000 per the Purchase Agreement, ASYM agreed to a $0.35 exercise price for the warrant due them in connection with the September 27th funding. As a result, the Company granted warrants to purchase a total of 376,209 shares of the Company’s common stock and recorded a financing expense in the amount of $59,124, the fair value of the warrants on the date of grant. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.2946 iii) volatility of 179% iv) risk free rate of 0.64% and v) share price on the date of grant of $0.16

On November 19 and December 17, the Company received two additional tranches in the amount of $5,000 each. In accordance with the terms of the financing agreement the Company granted the issuance of warrants to purchase 18,773 and 31,147, respectively in connection with the funding advances and recorded financing costs of $4,452. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 184%-185 iv) risk free rate of 0.64% -0.77% and v) share price on the date of grant of $0.12 -$0.07.

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

The ASYM agreement contains miscellaneous debt covenant requirements. As of December 31, 2012 and December 31, 2013, the Company was not in compliance with those covenants. On March 28, 2013, ASYM granted the Company a waiver of those covenants through March 31, 2013 in return for a 3% overriding royalty interest in all existing and future properties and a $25,000 waiver fee. The $25,000 waiver fee was not paid but rather recorded as a tranche loan under the agreement. In accordance with the terms of the financing agreement the Company granted the issuance of warrants to purchase 4,662 shares of common stock in connection with the funding advances and recorded financing costs of $240. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 120.5% iv) risk free rate of 0.72% and v) share price on the date of grant of $0.055. As of June 30, 2013, the Company was still not in compliance with those covenants. On September 5, 2013, ASYM granted the Company a waiver of those covenants through September 11, 2013 in return for a $25,000 waiver fee. The $25,000 waiver fee was not paid but rather recorded as a tranche loan under the agreement. In July of 2013, the Company received an additional tranche in the amount of $60,766. During the quarter ended September 30, 2013, In accordance with the terms of the financing agreement the Company granted the issuance of warrants to purchase 2,158,994 shares of common stock in connection with the funding advances and valued the warrants at $21,590. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 203.77% iv) risk free rate of 1.39% and v) share price on the date of grant of $0.01. As of September 30, 2013, the Company was still not in compliance with those covenants. On November 18, 2013, ASYM granted an extension of the waiver of those covenants for all periods prior to November 18, 2013 in return for $25,000 waiver fee in the form of an additional tranche loan under the agreement. During the quarter ended December 31, 2013, In accordance with the terms of the financing agreement the Company granted the issuance of warrants to purchase 2,056,129 shares of common stock in connection with the funding advances and valued the warrants at $25,290. The warrants were valued utilizing the Black-Sholes Model and the following terms: i) five-year life ii) exercise price of $0.01 iii) volatility of 207.46% iv) risk free rate of 1.41% and v) share price on the date of grant of $0.0125. As of the date of these financial statements, the Company is in default with respect to the ASYM note.

Through all of the transaction listed above, a total discount relating to the issuance of warrants with this debt has been recorded in the amount of $239,812. Of this amount $31,520 and $74,324 has been amortized into interest expense during the years ended December 31, 2012 and 2013, respectively. As of December 31, 2013, the unamortized portion of the discount is $133,969.

As of December 31, 2013, $685,842 is owed on this note payable. Subsequent to year-end, the Company sold all of its investments in mineral properties for $540,000, most of which went to ASYM in partial satisfaction of this debt (See footnote 11 for further details).

Notes Payable – Magna Group

Effective March 4, 2013, in connection with the assignment of $140,000 of outstanding convertible debt of the Company to Magna Group, LLC (“Magna”), the Company issued to Magna a Twelve Percent (12%) Convertible Note, which matured on September 4, 2013. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to a forty five percent (45%) discount from the lowest trading price of the Company’s common stock in the five days prior to the day Magna requests conversion. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $140,000 and a discount was recorded. The discount will be amortized over the six-month of the loan and adjusted for any conversions to common stock. During the year ended December 31, 2013, $140,000 was amortized into interest expense in relation to the discount and the discount is $0 as of December 31, 2013. In March of 2013, the company issued 1,305,034 shares of common stock in relation to a conversion of $40,000 of the Note. In April of 2013, the Company entered into an exchange agreement with Magna which changed the conversion price to $.008. During the three months ended, June 30, 2013, the company issued 11,283,784 shares of common stock in relation to a conversion of $90,000 of the note. In August of 2013, Magna converted an additional $10,000 of the note into 1,250,000 shares of common stock. In December of 2013, Magna converted an additional $1,560 in accrued interest related to this note into 195,000 shares of common stock. As of December 31, 2013, there is no balance due on this note.

In August of 2013, an additional $65,000 of outstanding convertible debt of the Company was assigned to Magna. The Company issued to Magna a Twelve Percent (12%) Convertible Note, which matures on August 20, 2014. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to $0.005 on the day of conversion request. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $39,806 and a discount was recorded. The discount will be amortized over the one year term of the loan and adjusted for any conversions to common stock. During the year ended December 31, 2013, $39,806 was amortized into interest expense in relation to the discount and the discount is $0 as of December 31, 2013. In September of 2013, the company issued 1,500,000 shares of common stock in relation to a conversion of $7,500 of the note. In October of 2013, the company issued 3,000,000 shares of common stock in relation to a conversion of $15,000 of the note. In November of 2013, the company issued 4,500,000 shares of common stock in relation to a conversion of $22,500 of the note. In December of 2013, the company issued 4,178,764 shares of common stock in relation to a conversion of $20,000 of the note plus accrued interest of $894. As of December 31, 2013, there is no balance due on this note.

In November of 2013, an additional $150,000 of outstanding convertible debt of the Company was assigned to Magna. The Company issued to Magna a Twelve Percent (12%) Convertible Note, which matures on November 6, 2014. The Note provides that Magna, at any time, and the Company, on the maturity date, may convert any remaining outstanding principal balance and accrued interest under the Note into shares of common stock of the Company. The conversion price of the Note shall be equal to $0.005 on the day of conversion request. An additional eight percent (8%) discount will be applied if the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while the Note is outstanding. In no event will the conversion price be less than $0.00004 per share. If at any time the Company issues any stock or grants options or warrants at a price per share less than the conversion price, then the conversion price will be reduced to such lesser amount. The Company may prepay the note at any time, upon three business days’ written notice, at a price equal to one hundred and fifty percent (150%) of the outstanding principal balance of the Note, plus accrued interest. This note contains a beneficial conversion feature that was calculated at $96,429 and a discount was recorded. The discount will be amortized over the one year term of the loan and adjusted for any conversions to common stock. During the year ended December 31, 2013, $28,928 was amortized into interest expense in relation to the discount and the discount is $67,500 as of December 31, 2013. In December of 2013, the company issued 4,000,000 shares of common stock in relation to a conversion of $20,000 of the note. As of December 31, 2013, the balance owed on the note is $130,000.

Subsequent to December 31, 2013, an additional $40,000 of this note has been converted into 8,000,000 shares of common stock.

Notes Payable – JMJ Financial

Effective March 27, 2013, the Company issued a convertible promissory note in the total possible amount of $335,000 which includes principle of $300,000 and an original issue discount (OID) of $35,000. The Company then borrowed $50,000 under the note ($5,833 OID). The note bears no interest if repaid within ninety days and bears interest of 12% if not repaid within ninety dates. The maturity date of each loan under this promissory note is one year from the date of the draw. The loan balance is convertible at the lesser of $0.075 or 60% of the lowest trade price in the 25 trading days previous to the conversion. In June of 2013, the Company amended its agreement with JMJ Financial to change the conversion price to be the lesser of $0.01 or 60% of the lowest trade price in the 25 trading days previous to the conversion. In the case the conversion shares are not deliverable by DWAC an additional 10% discount will apply. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds of the initial $50,000 draw. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $20,000 and will be amortized over the one year of the loan.

On June 27, 2013, the Company borrowed an additional $25,000 under the note ($2,917 OID). A discount on this notes payable related to the beneficial conversion feature was recorded in the amount of $10,000 and will be amortized over the one year of the loan.

On September 27, 2013, the Company borrowed an additional $25,000 under the note ($2,917 OID). A discount on this notes payable related to the beneficial conversion feature was recorded in the amount of $19,643 and will be amortized over the one year of the loan.

On December 9, 2013, the Company borrowed an additional $30,000 under the note. A discount on this notes payable related to the beneficial conversion feature was recorded in the amount of $18,158 and will be amortized over the one year of the loan.

During the year ended December 31, 2013, $36,424 was amortized into interest expense in relation to the discount and the debt conversion to stock as noted below. As of December 31, 2013, the unamortized amount of the discount is $31,377.

In September of 2013, JMJ converted $18,000 of the note into 3,000,000 shares of common stock. In November of 2013, JMJ converted $22,140 of the note into 3,900,000 shares of common stock. In December of 2013, JMJ converted $20,500 of the note into 4,100,000 shares of common stock.

As of December 31, 2013, the balance on this note is $69,360.

Subsequent to December 31, 2013, an additional $43,660 of the note payable has been converted into 12,415,152 shares of common stock and the Company borrowed an additional $30,000 under this note.

Notes Payable – Hanover Holdings I, LLC

Effective March 4, 2013, the Company issued a convertible promissory note in the amount of $51,500. The note bears interest at 12% and matures on December 4, 2013. The loan balance is convertible at 55% of the lowest trade price in the 10 trading days previous to the conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $25,925 and will be amortized over the life of the loan. In April of 2013, the Company entered into an exchange agreement with Hanover which changed the maturity date of the note to November 4, 2014 and changed the conversion price to $.008. The discount on the notes payable related to the new beneficial conversion feature was increased by $15,489. In September of 2013, $12,000 of the note was converted to 1,500,000 shares of common stock. As of December 31, 2013, the balance of the note was $39,500. During the year ended December 31, 2013, $29,410 was amortized into interest expense in relation to the discount and the unamortized discount is $12,004 as of December 31, 2013.

Effective April 25, 2013, the Company issued a convertible promissory note in the amount of $5,000. The note bears interest at 12%, is payable on December 26, 2013, and is convertible at $0.008. The beneficial conversion feature on this note was deemed to be immaterial. As of December 31, 2013, the balance of the note was $5,000. As of December 31, 2013, the Company is in default with respect to this loan.

During July and August of 2013, the Company issued an additional $31,800 convertible promissory note, bearing interest at 12%, payable on August 20, 2014, and convertible at $0.004. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $21,940 and will be amortized over the life of the loan. As of December 31, 2013, $7,313 of the discount had been amortized to interest expense and $14,627 remained unamortized. The balance of the note as of December 31, 2013 was $31,800.

During November of 2013, the Company issued an additional $51,500 convertible promissory note, bearing interest at 12%, payable on November 5, 2014, and convertible at $0.004. A discount on notes payable related to the beneficial conversion feature was recorded in the amount of $35,531 and will be amortized over the life of the loan. As of December 31, 2013, $5,922 of the discount had been amortized to interest expense and $26,609 remained unamortized. The balance of the note as of December 31, 2013 was $51,500.

Notes Payable – Individual

Effective June 1, 2013, the Company issued a convertible promissory note in the amount of $15,000 to an unrelated individual. The note bears interest at 10% and matures one year from date of loan. The loan balance is convertible at the lesser of $.01 or 75% to the average closing trading price during 5 trading days prior to conversion. This note contains a beneficial conversion feature that was bifurcated out of the loan proceeds and recorded in the amount of $7,500. This discount will be amortized over the one year of the loan. During the year ended December 31, 2013, $5,000 was amortized into interest expense in relation to the discount and an unamortized discount of $2,500 remains as of December 31, 2013. As of December 31, 2013, the balance on the note was $15,000.

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

Financing and interest expense

Financing and interest costs related to the Company’s aforementioned financing activities for the years ended December 31, 2013 and 2012, totaled $738,621 and $2,115,799, respectively. Accrued interest related to all of the above notes was $169,030 and $41,073 as of December 31, 2013 and 2012, respectively.

Capitalized financing costs

Capitalized financing costs as of December 31, 2013 were $210,076 relating to $150,000 commitment fee relating to the Hanover purchase agreement as noted below and $60,076 10% surcharge on the ASYM notes payable discuss above. These capitalized financing costs are being amortized over the periods of the respective agreements. $6,737 of these costs were amortized in the year ended December 31, 2012 and $56,477 were amortized in the year ended December 31, 2013 leaving unamortized capitalized financing costs of $146,861 as of December 31, 2013.

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

During the year ended December 31, 2013, the Company issued 3,375,897 shares of common stock for cash of $60,278.

During the year ended December 31, 2013, the Company issued 45,308,667 shares of common stock for the conversion of $336,840 in convertible debt as discussed in Note 6. The Company also issued 2,498,995 shares of common stock for the conversion of $41,548 in accounts payable. $39,200 of the notes payable and $35,800 of the accounts payable converted was to an officer of the Company.

During the year ended December 31, 2013, the Company issued 373,764 share of common stock for the conversion of accrued interest on convertible debt as discussed in Note 6.

During the year ended December 31, 2013, the Company issued 1,764,706 shares of common stock as a commitment fee in relation to the Hanover Holdings I, LLC agreement as discussed below. The shares were valued at $150,000 and capitalized as financing costs. The fee will be amortized over the two-year life of the agreement.

During the year ended December 31, 2013, 383,000 shares that were owed but not issued from prior periods were issued.

During the year ended December 31, 2013, the Company authorized the issuance of 8,439,570 shares of common stock in connection with the anti-dilution provisions provided to Maxum and CP as discussed in Note 6 above. As of December 31, 2013, these shares have not been issued.

As of December 31, 2013 there are 101,325,435 shares of common stock issued and outstanding and 14,480,278 shares of common stock owed but not issued.

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

As of December 31, 2013, the Company had sold 3,134,230 shares under this agreement for total proceeds of $45,778.

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

During the year ended December 31, 2013, the Company issued an additional 4,219,785 warrants in connection with the ASYM Purchase Agreement discussed in Note 6. The warrants are exercisable for a term of five years and at a strike price of $0.01. These warrants expire in the first, third, and fourth quarters of 2018.

As of December 31, 2013, there are 7,222,889 warrants outstanding at an exercise price of $0.01.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non- current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes. The Company’s operations for the years ended December 31, 2013 and 2012, resulted in losses. Accordingly, no provisions for current income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2013, the Company has total net operating loss carry forwards of approximately $11,000,000 which may or may not be used to reduce future income taxes payable. Current federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs and when tax returns haven’t been filed. Therefore, the amount of these losses available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset to $0. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. Accordingly, no provisions for deferred income taxes have been reflected in the accompanying statements of operations.

The calendar years of 2011, 2012, and 2013 remain subject to examination by major tax jurisdictions.

9.	Related Party Transactions

During the year ended December 31, 2012, an officer of the Company loaned the company $39,200 as discussed in Note 6 above.

During the year ended December 31, 2013, the Company issued 4,101,844 shares to an officer. 3,768,844 were issued for conversion of $75,000 in notes ($39,200) and accounts payable ($35,800) as discussed in Note 6 and 333,000 were issued that were owed from prior periods. During the year ended December 31, 2012, the Company issued 900,000 shares to officers and directors in lieu of executive compensation.

During the year ended December 31, 2013, the Company reimbursed an officer approximately $26,847 in connection with various office expenses paid for on the Company’s behalf. During the year ended December 31, 2012, the Company reimbursed an officer $16,498 for a residential lease and related utilities in Wichita, Kansas, which was being used as the corporate offices and $21,326 in connection with various office expenses paid for on the Company’s behalf.

During the year December 31, 2012, the Company authorized the issuance of 767,500 shares of common stock for the conversion of $239,469 of accounts payable balances. As of the December 31, 2013, 34,500 shares were unissued. $173,205 of the accounts payable converted was held by officers/directors of the Company.

10.	Acquisition and Development Agreement:

During November of 2013, the Company executed definitive agreements for the acquisition and development of the Kansas Mississippi-Osage Project (the "Kansas Project"), a 15,000 acre Mississippi Lime package located in Rice and Reno Counties, Kansas (the "Agreement").

The expenditure commitment and obligation for the Kansas Project totals $5.4 million to the benefit of the seller, which we expected to be fully paid after drilling approximately 10 wells. The acreage, if fully developed on a 640-acre unit basis, could potentially support the drilling of a minimum of 23 wells, however, we expected down spacing will increase the number of drilling locations upon development of the assets. The Company will earn its 80% working interest on each 640-acre unit drilled, until it ultimately will have ownership of 15,000 gross, or 12,000 net acres. The play carries an overall 81.25% Net Revenue Interest (N.R.I.). The Company and the seller have structured a timely development of a new well every ninety (90) days, allowing sufficient time to drill, complete and evaluate the well prior to proceeding to the next planned location. Under the terms of the Agreement, the Company will not be required to provide the seller any upfront funds, however, the Company will be obligated to drill a minimum of three (3) initial horizontal wells to earn its interest in each 640 acre parcel per well. The Company estimates that for the first ten (10) wells, the Agreement requires the Company to fund 100% of the drilling and completion costs including installation of storage tanks on horizontal Mississippi- Osage wells for the Company to earn its 80% Working Interest (W.I.). The Company was required to begin the permitting of the first well within thirty days (30). The well must be spudded prior to March 15 2014. Each well was estimated to cost $2.5 million to drill and complete.

As of the date of this filing, the Company has not been able to raise the funds to complete its commitments under the agreement and has decided not to pursue this agreement any further.

11.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has no transactions to record and the following to disclose:

Subsequent to December 31, 2013, $83,660 of notes payable has been converted into 20,415,152 shares of common stock.

During February of 2014, JMJ Financial loaned an additional $30,000 to the Company.

On February 14, 2014, the Company entered into an agreement to sell its revenue producing investments in mineral properties, effective January 1, 2014, for $540,000. The sale was completed on March 10, 2014. The proceeds were used to pay off approximately $460,000 of the note payable to ASYM plus some accrued interest.

During April of 2014, ASYM loaned an additional $25,000 to the Company.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Management and Governance Consultant Agreement with Robert McIntosh, effective March 15, 2009

10.2(4)	Note Purchase Agreement with John E. Friesen, dated August 13, 2009

10.3(5)	Secured Convertible Promissory Note with John E. Friesen, dated September 15, 2009

10.4(6)	Operating Agreement with Bay Petroleum Corp., dated April 21, 2010

10.5(7)	Debenture and Warrant Purchase Agreement with Maxum Overseas Fund, dated May 17, 2010

10.6(7)	Form of Warrant to Purchase Common Stock with Maxum Overseas Fund

10.7(8)	Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated May 4, 2011

10.8(9)	Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated July 18, 2011

10.9(10)	Second Amendment to Amended and Restated Convertible Debenture with Maxum Overseas Fund, dated August 12, 2011

10.10(11)	Second Amendment to Promissory Notes with John E. Friesen, dated August 13, 2011

10.11(12)	Form of Accounts Payable Agreement

10.12(13)	Third Amendment to Promissory Notes with John E. Friesen, dated July 3, 2012

10.13(13)	Purchase Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.14(13)	Form of Warrant to Purchase Common Stock with ASYM Energy Opportunities LLC

10.15(13)	Form of Senior Secured Promissory Note with ASYM Energy Opportunities LLC

10.16(13)	First Lien Security Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.17(13)	Management Services Agreement with ASYM Management LLC, dated July 3, 2012

10.18(13)	Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.19(13)	Deposit Account Control (Default) Agreement with ASYM Energy Opportunities LLC, dated July 3, 2012

10.20(14)	Common Stock Purchase Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.21(14)	Registration Rights Agreement with Hanover Holdings I, LLC, dated March 22, 2013

10.22(15)	Twelve Percent (12%) Convertible Note with Magna Group, LLC, dated March 4, 2013

10.23	Purchase and Sale Agreement with Roberson Oil Company, Inc.

21	List of Subsidiaries

31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed August 30, 2012.

(2)	Incorporated by reference to the Form 10-SB12G filed June 19, 1997.

(3)	Incorporated by reference to the Current Report on Form 8-K filed March 27, 2009.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K filed September 24, 2009.

(6)	Incorporated by reference to the Current Report on Form 8-K filed April 23, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K filed May 20, 2010.

(8)	Incorporated by reference to the Current Report on Form 8-K filed May 10, 2011.

(9)	Incorporated by reference to the Current Report on Form 8-K filed July 19, 2011.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2011.

(11)	Incorporated by reference to the Current Report on Form 8-K filed August 16, 2011.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed August 14, 2012.

(13)	Incorporated by reference to the Current Report on Form 8-K filed July 9, 2012.

(14)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2013.

(15)	Incorporated by reference to the Annual Report on Form 10-K filed April 15, 2013.